Form 10QSB
period 2007-03-31
PCMT CORP
filed 2007-05-15
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-141221

PCMT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0511645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Nafcha Street Jerusalem Israel	95508
(Address of principal executive offices)	(Zip Code)

(011) (972) (2) 5001128
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

There were 4,510,000 shares of common stock, $0.0001 par value per share, outstanding on May 15, 2007.

For purposes of this Quarterly Report, references to the “Company,” “we,” “us,” and “our” mean PCMT Corporation.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

INDEX

PCMT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
(unaudited)

ASSETS
	As of	As of
	March	December
	31,	31,
	2007	2006
Current Assets:
Cash in bank	$35,766	$13,595
Prepaid expenses	2,000	2,000

Total current assets	37,766	15,595

Total Assets	$37,766	$15,595

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,364	$1,500
Accrued office rent - Related party	1,752	852
Due to stockholder	200	200

Total current liabilities	3,316	2,552

Total liabilities	3,316	2,552

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares authorized; 4,510,000 and 3,770,000 shares issued
and outstanding, respectively	451	377
Additional paid-in capital	49,800	31,374
Less - Common stock subscriptions receivable	(1,000)	(11,501)
(Deficit) accumulated during the development stage	(14,801)	(7,207)

Total stockholders' equity	34,450	13,043

Total Liabilities and Stockholders' Equity	$37,766	$15,595

 See notes to unaudited condensed financial statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
(unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2007	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	5,864	9,864
Officers' compensation paid by issued shares	-	250
Office rent	900	1,752
Other	829	1,434
Legal fees - Organization costs	-	1,500

Total general and administrative expenses	7,593	14,800

(Loss) from Operations	(7,593)	(14,800)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(7,593)	$(14,800)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,366,222

See notes to unaudited condensed financial statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
(unaudited)

	Period Ended	Cumulative
	March 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(7,593)	$(14,800)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Common stock issued for officers' compensation	-	250
Changes in net liabilities-
Prepaid rent	-	(2,000)
Accounts payable - Trade	(136)	1,364
Accrued liabilities	900	1,752

Net Cash Used in Operating Activities	(6,829)	(13,434)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	29,000	49,000
Due to stockholder	-	200

Net Cash Provided by Financing Activities	29,000	49,200

Net Increase in Cash	22,171	35,766

Cash - Beginning of Period	13,595	-

Cash - End of Period	$35,766	$35,766

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited condensed financial statements.

PCMT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of presentation

 Financial Statement Presentation

The unaudited condensed financial statements of PCMT Corporation., of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in our Registration Statement on Form SB-2 filed on March 12, 2007.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2007.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and expenses during the reporting period. Actual results could differ from those estimates made by management.

2. Development Stage Activities and Going Concern

The Company has not generated any revenues to date and is currently in the development stage. The business plan of the Company is to establish a niche market by building up a chain of computer stores that provide products and services in Israel, focusing on cities with large ultra-orthodox Jewish religious communities, and then applying the same model to service similar and other religious communities in other countries.

During the period ended December 31, 2006, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a private placement transaction to raise up to $50,000 from the sale of 2,000,000 shares of common stock to various stockholders. The Company completed the private placement transaction in early February 2007 and raised $50,000 in proceeds from such transaction. The Company completed in March 2007 a registration with the SEC on Form SB-2 to register 2,000,000 shares of its common stock for selling stockholders. The Company did not receive any of the proceeds from this registration activity. The Company also intends to conduct additional capital raising activities through the issuance of its common stock.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements.” Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Background

We were formed and incorporated in the State of Delaware on October 5, 2006. We are a development stage company with no operations and no revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our business plan to open computer retail stores in several religious communities and have generated revenues from such stores. Accordingly, we must raise cash from sources other than our operations in order to implement our business plan.

We intend to initiate our operations both in Israel and overseas by:

•
opening a series of stores in religious areas in Israel to exploit the continuing improvement in the Israeli economy, growth in the computer market, and the increasing penetration of technology across the religious community; and

•	establishing similar stores in overseas locations which are centers of other religious communities, including, religious Jewish communities, particularly in the United States and England.

In our management's opinion there is a current and rapidly growing need for these types of stores and services in religious Jewish communities, particularly in Israel and the United States, as well as in other religious communities, such as Mormon communities, conservative Catholic communities, concentrated centers of evangelical Christians, and religious Muslim communities.

Plan of Operation

We intend to build our business both in Israel and overseas as follows:

In Israel, we plan to open two new stores each year. The current schedule for the opening of stores in Israel is as follows:

Year	Location
Year 1:	Jerusalem and Bnei Brak
Year 2:	Modi’in Ilit and Betar Ilit
Year 3:	Petach Tikva and Jerusalem
Year 4:	Bnei Brak and Jerusalem

Overseas, we plan, as well, to open two new stores each year after the first year:

Year	Location
Year 2:	Borough Park, NY
Year 3:	Monsey, NY and Brooklyn, NY
Year 4:	London, UK

We expect that our establishment and expansion in Israel and overseas will require us to hire and then increase the number of employees we need in both our technical support and marketing departments.

We believe that we will derive several important benefits from our planned expansion:

a)	Access to additional religious communities across Israel and overseas;

b)	Increased profit margins by obtaining improved prices and payment terms from suppliers due to purchasing products in higher volumes;

c)	Increased scale of operations will allow access to major contracts and to large institutional customers;

d)	Opportunity to market ourselves as a national and then international brand, building recognition and enabling a far more active approach to marketing;

e)	Possibility of centralizing service capability, enabling faster throughput and higher volume of business;

f)	Option of obtaining exclusive distribution rights from certain manufacturers not currently active in the Israeli market;

g)	Expanding the product range.

We will consider franchising and other arrangements with business partners to enable our expansion to be achieved quickly and profitably.

We do not have sufficient resources to effectuate our business. As of April 11, 2007, we had approximately $34,766 in cash. As of February 5, 2007, we raised $50,000 in cash by the sale of 2,000,000 shares of our common stock pursuant to Regulations S promulgated under the Securities Act of 1933, as amended. We expect to incur a minimum of $138,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $100,000 to open two stores in Israel; $20,000 in marketing expenses and $18,000 will be needed for general overhead expenses such as for corporate legal and accounting services, office overhead and general working capital. Other than as described in this paragraph, we have no other financing plans at this time.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on our consolidated financial statements and notes for the year ended December 31, 2006, included in our Registration Statement on Form SB-2 filed on March 12, 2007, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

None.

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the quarter covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Accounting Officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the “Commission”) and accumulated and communicated to the Company’s management, including its Principal Executive Officer/Principal Accounting Officer, to allow timely decisions regarding required disclosure.

In connection with the evaluation of the Company’s internal controls during the quarter covered by this Report, the Company‘s Principal Executive Officer/Principal Accounting Officer (one person) has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS.

No material changes have occurred to our indicated risk factors as disclosed in our Registration Statement of Form SB-2, filed on March 12, 2007.  The risk factors are incorporated herein from our Registration Statement of Form SB-2, filed on March 12, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description

3.1	-	Certificate of Incorporation of the Company incorporated herein from Exhibit 3.1 of our Registration Statement of Form SB-2, filed on March 12, 2007, file number 333-141221.

3.2	-	Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on March 12, 2007, file number 333-141221.

31	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer*

32	-	Section 1350 Certification of Principal Executive and Financial Officer*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCMT CORPORATION

By: /s/ Nachman Shlomo Kohen
Nachman Shlomo Kohen
President, Chief Executive Officer, Treasurer and Director (principal executive, financial and accounting officer)

Dated: May 15, 2007

EXHIBIT INDEX

Exhibits filed with this report:

3.1	-	Certificate of Incorporation of the Company incorporated herein from Exhibit 3.1 of our Registration Statement of Form SB-2, filed on March 12, 2007, file number 333-141221.

3.2	-	Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on March 12, 2007, file number 333-141221.

31	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32	-	Section 1350 Certification of Principal Executive and Financial Officer