Form 10QSB/A
period 2007-03-31
PCMT CORP
filed 2007-05-24
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes  ☒     No ☐

There were 4,510,000 shares of common stock, $0.0001 par value per share, outstanding on May 24, 2007.

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

Dated: May 24, 2007

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