Form 10QSB
period 2007-06-30
PCMT CORP
filed 2007-08-13
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Yes  ☒     No ☐

There were 4,510,000 shares of common stock, $0.0001 par value per share, outstanding on August 13, 2007.

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

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

ASSETS

2007
Current Assets:
Cash in bank	15,599
Security deposit	500

Total current assets	16,099

Total Assets	$16,099

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	5,688
Accrued office rent - Related party	2,652
Due to stockholder	200

Total current liabilities	8,540

Total liabilities	8,540

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 4,510,000 shares issued and outstanding	451
Additional paid-in capital	49,800
Less - Common stock subscription receivable	(1)
(Deficit) accumulated during the development stage	(42,691)

Total stockholders' equity	7,559

Total Liabilities and Stockholders' Equity	$16,099

The accompanying notes to financial statements are
an integral part of this balance sheet.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	26,892	32,756	36,756
Office rent	900	1,800	2,652
Other	99	928	1,533
Legal fees - Organization costs	-	-	1,500
Officers' compensation paid by issued shares	-	-	250

Total general and administrative expenses	27,891	35,484	42,691

(Loss) from Operations	(27,891)	(35,484)	(42,691)

Other Income (Expense)	-		-

Provision for income taxes	-		-

Net (Loss)	$(27,891)	$(35,484)	$(42,691)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,510,000	4,438,508

The accompanying notes to financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  SIX MONTHS ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(35,484)	$(42,691)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Common stock issued for officers' compensation	-	250
Changes in net liabilities-
Prepaid rent	2,000	-
Security deposit	(500)	(500)
Accounts payable - Trade	(1,500)	-
Accrued office rent - Related party	1,800	2,652
Accrued liabilities	5,688	5,688

Net Cash (Used in) Operating Activities	(27,996)	(34,601)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	30,000	50,000
Due to stockholder	-	200

Net Cash Provided by Financing Activities	30,000	50,200

Net Increase in Cash	2,004	15,599

Cash - Beginning of Period	13,595	-

Cash - End of Period	$15,599	$15,599

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

PCMT Corporation (“PCMT” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on October 5, 2006. The proposed business plan of the Company is to establish a niche market by building up a chain of computer stores that provide products and services in Israel, focusing on cities with large ultra-orthodox Jewish religious communities, and then applying the same model to service similar and other religious communities in other countries. The accompanying financial statements of PCMT were prepared from the accounts of the Company under the accrual basis of accounting.

In November 2006, the Company began a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $.0001 per share, at an offering price of $.025 per share. As of June 30, 2007, the Company had received $50,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2007, and for the periods ended June 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and its cash flows for the periods ended June 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to PCMT’s audited financial statements as of December 31, 2006, contained in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2007.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2006, the carrying value of accrued liabilities, accrued office rent - related party, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2006, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non-cancelable leases with an initial term greater than one year are categorized as either capital or operating leases. Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2006, and expenses for the periods ended June 30, 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The proposed business plan of the Company is to establish a niche market by building up a chain of computer stores that provide products and services in Israel, focusing on cities with large ultra-orthodox Jewish religious communities, and then applying the same model to service similar and other religious communities in other countries.

During the period from inception (October 5, 2006) through June 30, 2006, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders. As of June 30, 2006, the Company had raised $50,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2006, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of June 30, 2006, a loan from an individual who is a Director, officer and stockholder of the Company amounted to $200. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4) Common Stock

On October 10, 2006, the Company issued 10,000 shares of its common stock to its Director, President and Treasurer at par value. The transaction was valued at $1.

On November 3, 2006, the Company issued 2,500,000 of its common stock to its Director and Corporate Secretary for services rendered. The transaction was valued at the par value of the common stock, or $250.

On November 5, 2006, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $.0001 per share, at an offering price of $.025 per share. The PPO had an offering period of 180 days. As of June 30, 2006, the Company had received cash proceeds from the PPO amounting to $50,000, related to the issuance of 2,000,000 shares of common stock.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

(5) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2006, was as follows (assuming a 15% effective tax rate):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,184	$5,323
Change in valuation allowance	(4,184)	(5,323)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2006, as follows:

2007

Loss carryforwards	$6,404
Less - Valuation allowance	(6,404)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2006, the Company had approximately $42,700 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(6) Related Party Transactions

As described in Note 3, as of June 30, 2006, the Company owed $200 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

As described in Note 4, the Company has issued 10,000 shares of its common stock to its Director, President and Treasurer at par value. The transaction was valued at $1.

As described in Note 4, the Company has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 2,500,000 shares of its common stock at a value of $250.

Effective October 5, 2006, the Company entered into a verbal agreement with an individual who is a Director, President, Treasurer and stockholder of the Company to lease 250 square feet of office space for operations in Jerusalem, Israel. The monthly lease rental amount is $300, and the term of the lease arrangement is month to month. As of June 30, 2006, the Company had accrued $2,652 in office rent expenses related to the lease.

(7) Commitments

As discussed in Note 6, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer and stockholder of the Company. The monthly lease amount is $300.

(8) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company does believe that this new pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement to have a material impact on its financial statements.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion in conjunction with the unaudited financial statements and the corresponding notes included elsewhere in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements.” Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Background

We were formed and incorporated in the State of Delaware on October 5, 2006. We are a development stage company with no operations and no revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our business plan to open computer retail stores in several religious communities and have generated revenues from such stores. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan.

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

In our management's opinion, there is a current and rapidly growing need for these types of stores and services in religious Jewish communities, particularly in Israel and the United States, as well as in other religious communities, such as Mormon communities, conservative Catholic communities, concentrated centers of evangelical Christians, and religious Muslim communities.

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

We do not have sufficient resources to effectuate our business. As of June 30, 2007, we had approximately $15,599 in cash. As of February 5, 2007, we raised $50,000 in cash by the sale of 2,000,000 shares of our common stock pursuant to Regulations S promulgated under the Securities Act of 1933, as amended. We expect to incur a minimum of $138,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $100,000 to open two stores in Israel; $20,000 in marketing expenses and $18,000 will be needed for general overhead expenses such as for corporate legal and accounting services, office overhead and general working capital. Other than as described in this paragraph, we have no other financing plans at this time.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2006, included in our Registration Statement on Form SB-2 filed on March 12, 2007, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Dated: August 13, 2007

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