Form 10QSB
period 2007-09-30
PCMT CORP
filed 2007-11-08
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Yes  ☒     No ☐

There were 4,510,000 shares of common stock, $0.0001 par value per share, outstanding on November 8, 2007.

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

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Financial Statements-

Balance Sheet as of September 30, 2007	F-2

Statements of Operations for the Three-Months and Nine-Months Ended
September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine-Months Ended September 30, 2007,
and Cumulative from Inception	F-4

Notes to Condensed Financial Statements September 30, 2007	F-5

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$8,745

Total current assets	8,745

Other Assets:
Security deposit	500

Total other assets	500

Total Assets	$9,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$2,500
Accrued office rent - Related party	3,552
Due to Director and stockholder	200

Total current liabilities	6,252

Total liabilities	6,252

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 4,510,000 shares issued and outstanding	451
Additional paid-in capital	49,800
Less - Common stock subscription receivable	(1)
(Deficit) accumulated during the development stage	(47,257)

Total stockholders' equity	2,993

Total Liabilities and Stockholders' Equity	$9,245

The accompanying notes to the financial statements are
an integral part of this balance sheet.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three-Months	Nine-Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	3,666	36,422	40,422
Office rent	900	2,700	3,552
Other	-	928	1,533
Legal fees - Organization costs	-	-	1,500
Officers' compensation paid by issued shares	-	-	250

Total general and administrative expenses	4,566	40,050	47,257

(Loss) from Operations	(4,566)	(40,050)	(47,257)

Other Income (Expense)	-		-

Provision for Income Taxes	-		-

Net (Loss)	$(4,566)	$(40,050)	$(47,257)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,510,000	4,462,601

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2 )
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Nine-Months
	Ended	Cumulative
	September 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(40,050)	$(47,257)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	250
Changes in net liabilities-
Prepaid rent	2,000	-
Security deposit	(500)	(500)
Accounts payable - Trade	(1,500)	-
Accrued office rent - Related party	2,700	3,552
Accrued liabilities	2,500	2,500

Net Cash (Used in) Operating Activities	(34,850)	(41,455)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	30,000	50,000
Due to Director and stockholder	-	200

Net Cash Provided by Financing Activities	30,000	50,200

Net Increase (Decrease) in Cash	(4,850)	8,745

Cash - Beginning of Period	13,595	-

Cash - End of Period	$8,745	$8,745

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

On October 10, 2006, the Company issued 10,000 shares of its common stock to its Director, President and Treasurer at par value. The transaction was valued at $1.

On November 3, 2006, the Company issued 2,500,000 shares of its common stock to its Director and Corporate Secretary at par value for services rendered. The  transaction was valued at $250.

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In November 2006, the Company began a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $.0001 per share, at an offering price of $.025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the three-months and nine-months ended September 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the three-months and nine-months ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to PCMT’s audited financial statements as of December 31, 2006, contained in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accrued liabilities, accrued office rent - related party, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the three-months and nine-months ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

During the period from inception (October 5, 2006) through September 30, 2007, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity to raise up to $50,000 from the sale of 2,000,000 shares of common stock through a PPO to various stockholders. As of February 5, 2007, the Company had raised $50,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of September 30, 2007, a loan from an individual who is a Director, officer and stockholder of the Company amounted to $200. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4) Common Stock

On October 10, 2006, the Company issued 10,000 shares of its common stock to its Director, President, and Treasurer at par value. The transaction was valued at $1.

On November 3, 2006, the Company issued 2,500,000 of its common stock to its Director and Corporate Secretary for services rendered. The transaction was valued at the par value of the common stock, or $250.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

On November 5, 2006, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $.0001 per share, at an offering price of $.025 per share. The PPO had an offering period of 180 days. As of February 5, 2007, the Company had received cash proceeds from the PPO amounting to $50,000 related to the issuance of 2,000,000 shares of common stock.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

(5) Income Taxes

The provision (benefit) for income taxes for the three-months and nine-months ended September 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$685	$6,008
Change in valuation allowance	(685)	(6,008)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007

Loss carryforwards	$7,089
Less - Valuation allowance	(7,089)

Total net deferred tax assets	$-

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $47,257 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(6) Related Party Transactions

As described in Note 3, as of September 30, 2007, the Company owed $200 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

As described in Note 4, the Company has issued 10,000 shares of its common stock to its Director, President, and Treasurer at par value. The transaction was valued at $1.

As described in Note 4, the Company has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 2,500,000 shares of its common stock at a value of $250.

Effective October 5, 2006, the Company entered into a verbal agreement with an individual who is a Director, President, Treasurer, and stockholder of the Company to lease 250 square feet of office space for operations in Jerusalem, Israel. The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month. As of September 30, 2007, the Company had accrued $3,552 in office rent expenses related to the lease.

(7) Commitments

As discussed in Note 6, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer, and stockholder of the Company. The monthly lease amount is $300.

(8) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement to have a material impact on its financial statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

(9)  Subsequent Events

On October 18, 2007, the Company appointed an individual as Chief Financial Officer (“CFO”). On October 23, 2007, an employment agreement was entered into with the CFO. This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit. This agreement is effective until the next annual general meeting of the shareholders of the Company or until his successor is elected or appointed.

On October 18, 2007, the Company entered into a Letter Agreement with Suspect Detection Systems Ltd. (“SDS”). The agreement allows the Company to conduct a due diligence review of SDS and its technology for the purpose of entering into a future transaction on terms and conditions to be negotiated. As part of the agreement, the Company has paid to SDS the amount of $20,000, and is required to pay SDS an additional $20,000 on November 11, 2007, and December 11, 2007, respectively.

On October 2, 2007, the Board of Directors of the Company resolved to commence a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 2,500,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.04 per share. As of November 2, 2007, the Company had subscribed 1,600,000 shares related to the offering to 14 foreign investors, resulting in gross proceeds of $64,000.

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

We do not have sufficient resources to effectuate our business. As of September 30, 2007, we had approximately $8,745 in cash. As of February 5, 2007, we raised $50,000 in cash by the sale of 2,000,000 shares of our common stock pursuant to Regulations S promulgated under the Securities Act of 1933, as amended. We expect to incur a minimum of $138,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $100,000 to open two stores in Israel; $20,000 in marketing expenses and $18,000 will be needed for general overhead expenses such as for corporate legal and accounting services, office overhead and general working capital. Other than as described in this paragraph, we have no other financing plans at this time.

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

On October 2, 2007, the Board of Directors of the Company resolved to commence a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 2,500,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.04 per share. As of October 18, 2007, the Company had subscribed 1,600,000 shares related to the offering to 14 foreign investors, resulting in gross proceeds of $64,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On October 18, 2007, the Company entered into a Letter Agreement with Suspect Detection Systems Ltd. (“SDS”). The agreement allows the Company to conduct a due diligence review of SDS and its technology for the purpose of entering into a future transaction on terms and conditions to be negotiated. As part of the agreement, the Company has paid to SDS the amount of $20,000, and is required to pay SDS an additional $20,000 on November 11, 2007, and December 11, 2007, respectively.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of the Company incorporated herein from Exhibit 3.1 of our Registration Statement of Form SB-2, filed on March 12, 2007, file number 333-141221.

3.2	Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on March 12, 2007, file number 333-141221.

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer*

32	Section 1350 Certification of Principal Executive and Financial Officer*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCMT CORPORATION

Dated: November 8, 2007	By:	/s/ Nachman Shlomo Kohen
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