Form 10KSB
period 2007-12-31
PCMT CORP
filed 2008-03-13
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 000-52792

PCMT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	98-0511645 (IRS Employer Identification No.)

4 Nafcha Street, Jerusalem, Israel 95508
(Address of principal executive offices)

972 (2) 5001128
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of issuer’s voting common stock is not able to be determined as there is no bid and ask price of such common stock.

The number of shares of the issuer’s common stock issued and outstanding as of March 13, 2008, was 64,334,386 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

PART I

As used in this Form 10-KSB, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to PCMT Corporation, unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.  Description of Business.

Corporate Background

We were incorporated in the State of Delaware under the name PCMT Corporation on October 5, 2006, to engage in any lawful corporate undertaking. We are a development stage company and have not generated any revenues or commenced operations. Our initial intent was to focus on offering computer hardware and software products to religious consumers, with an initial emphasis on ultra-orthodox Jewish communities in Israel. The ultra-orthodox customers' purchasing requirements of computers differ from the general population. We plan to service the ultra-orthodox market by (a) opening stores in neighborhoods where there is a high percentage of ultra-orthodox individuals, (b) providing shopping hours geared to the daily routines of this community, (c) leveraging our understanding of the specific needs and requirements of the ultra-orthodox community, and (d) providing service offerings that are geared to the religious and cultural needs of the ultra-orthodox community. Our goal is to create a niche market by first building up a chain of stores focusing on cities with large ultra-orthodox Jewish religious communities, and then applying the same model to service other religious communities around the world.

We intend to be able to offer and configure our computer products to meet the specific needs of various religious communities. The computer products sold by us will include internet filter and parental control software, website blocking applications, e-mail applications, and suitable internet browsers that will enable our customers to use their computers in accordance with the strictures of their religious worldview. In addition, we intend to provide flexible store hours that will cater to the specific needs of customers in the regions where our stores will be located.

We do not currently have sufficient capital to open retail stores or operate our business, and, even assuming the success of this offering, we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Due Diligence of Suspect Detection Systems

On October 18, 2007, the Company entered into a Letter Agreement with Suspect Detection Systems Ltd. (“SDS”), a corporation in Israel, pursuant to which SDS which the officers, accountants, counsel, bankers, and other representatives of the Company are permitted to conduct a due diligence review of SDS and its technology for the purpose of entering into a future transaction on terms and conditions to be negotiated. As part of the agreement, the Company has paid to SDS the amount of $20,000, and is required to pay SDS an additional $20,000 on November 11, 2007, and December 11, 2007, respectively. In consideration therefore, the SDS agreed that it will not, directly or indirectly, solicit any offers or enter into a business combination or enter into any discussions with any other party.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2007, on November 14, 2007, the Company entered into a Letter of Intent (the “Letter of Intent”) with SDS, pursuant to which the Company intends to acquire all of the issued and outstanding capital stock of SDS. In consideration thereof, the Company will issue to the shareholders of SDS no less than 28,600,000 shares of the Company’s common stock, or such number of shares of the Company’s common stock representing no less than 31% of the our issued and outstanding shares of common stock.

SDS TECHNOLOGY - The COGITO1002 system is a technology-based concept and solution for the detection of suspects harboring malicious intent at border control and/or other checkpoints or work places, whether or not they are carrying a weapon or other device on their person or in their belongings. The flexible design concept of the system allows SDS to function as a “multi-purpose application,” which can be easily adapted to different environments. In this manner, the system can be used to counter terrorism activity, as well as for additional border control applications such as immigration, drug enforcement, entry to high-security buildings, etc. Once an individual is tagged as “suspect” s/he will be directed to further questioning by the appropriate authority.

The SDS core technology is based on proprietary software - an “expert system” that emulates an investigator’s Modus Operandi by incorporating artificial intelligence advance algorithms for “soft decision-making” such as “Neural Networks” and “Fuzzy Logic.” All hardware elements are best-of-breed, off-the-shelf third-party components. The technical solution is comprised of a front-end, the ‘Test Station,’ and a back-office where multiple-station and multiple-site data is stored, managed and distributed. ‘Test Station’ (the front-end of the system) serves as the point-of-contact with the individual being examined. The Test Station features an ergonomic design and is adapted to the environmental conditions (limited space, necessity to queue, etc.) common to border control points. The back-office is designed to manage and control all the test stations in a given site. It serves as the central unit that stores all test histories and traveler profiles and is responsible for system administration, data distribution and interfacing to external systems and databases. The back-office servers, database storage, and network elements are based on standard industrial hardware components. The back-office is designed for high availability and best-of-breed data security. SDS has issued a provisional PATENT application for the US.

SDS MARKET - SDS market environment is the private internal threat security sector and the local and national homeland security authorities. SDS main customers are private critical infrastructure companies (oil, gas, electricity, and water), diamond industry, financial enterprises, governmental agencies, and police forces. The governmental agencies including border control, customs, drug prevention agencies, police and secret services. Within the homeland security arena, SDS addresses the screening and interrogation technologies.  These services are estimated by various analysts to be 6 billion dollar revenue a year market - worldwide. SDS and others are developing a new segment within the checkpoint screening market - behavior based screening technology. This market is estimated in the size of more hundreds of million dollars a year and is expected to grow rapidly in the next few years. SDS has recently signed a marketing agreement with Raytheon which will promote SDS product into the US public and private sector.

SUSPECT DETECTION SYSTEMS LTD (SDS) was founded in the year 2004 by former senior officials of Israeli security and experienced veterans of the high-tech industry. SDS specializes in developing innovative Homeland Security technologies based on extensive counter-terrorism know-how accumulated in Israel and worldwide. SDS team includes former senior Mossad and Shabac (ISA) specialists, former executives of "FORTUNE 500" companies with R&D, marketing, and sales capabilities.

SDS HAS DEVELOPED the “Cogito” line of products which is based on proprietary technologies and offers a unique solution and concept to effectively screen masses of individuals and identify those harboring malicious intent. The “Cogito” is designed to address the needs of different vertical markets including Human Resource Management, Transportation, Security, Law Enforcement, and Asset Management, making it an indispensable tool in the fight against fraud, crime and international terrorism. SDS technology has won the RFP issued by the US Transport Security Agency (TSA) of the Homeland Security office. Furthermore, SDS’s COGITO has passed the "proof of concept" stage and successfully installed and tested in international airports by the ISRAEL SECURITY AUTHORITTIES and the TRANSPORT SECURITY AGENCY (TSA) of the United States. Due to the COGOTO successful trials the TSA has issued for SDS an additional fund for additional development of the systems in the year 2007.

The closing of the transaction contemplated by the Letter of Intent will occur after, among others, the Company has raised a minimum of $500,000 in a private placement approved by the Board of Directors of the Company, and the delivery of audited financial statements of SDS. While each party is responsible for its own expenses relating to the transaction contemplated by the Letter of Intent, the Company agreed that it will pay SDS up to $20,000 for accountant’s fees for obtaining the Israel Tax Authority approval satisfactory to SDS, and up to $15,000 for legal fees upon submission of itemized invoices.

Competition

The industry is highly competitive however SDS has identified few potential competitors:

WeCU - developing algorithms and software for remote stimulation and analysis of hostile intent. The concept behind WeCU is that short remote stimuli can generate enough differentiate data to detect hostile intent with reasonable false positive and negative.

Nemesysco - develops and markets voice stress analysis lie detector. This tool is aimed at remote sensing of people attempting to lie during interview.

Our corporate offices are located at 4 Nafcha Street, Jerusalem, Israel 95508. Our telephone number is (972) (2) 5001128.

Employees

We currently have no employees other than our officers and Directors. We intend to hire employees to commence operations.

Item 1A. Risk Factors.

An investment in our shares involves a high degree of risk, and our shares should not be purchased by anyone who cannot afford to lose his entire investment. You should consider carefully the risks set forth in this section, together with the other information contained in this prospectus, before making a decision to invest in us. The risks and uncertainties described below are not the only material risks that we face. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results, or financial condition, and could cause a decline or total loss in the price of our common stock or the value of your investment.

Risks Related to our Business and our Industry

1. We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred a net loss of $82,037 for the fiscal year ending December 31 2007, and we currently have no source of revenues. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which adjustment may have to be made should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

2. We are a development stage company and may never be able to execute our business plan.

We were incorporated on October 5, 2006. We currently have no customers or revenues. Although we have begun initial planning for the establishment of computer retail stores, we may not be able to execute our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

3. We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We incurred a net loss of $82,037 for the fiscal year ending December 31 2007. We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the initial costs of commencing operations, opening retail stores, purchasing equipment and software, as well as other costs associated with retail operations. We cannot guarantee that we will ever be successful in generating sufficient revenues. We recognize that if we are unable to generate sufficient revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

4. We cannot predict our success because our business model is unproven and we currently have no retail operations.

Our business model is untested in the retail national computer sales market and our ability to generate revenues or profits is unproven on a wide scale basis. We have no operating history, which makes it difficult to project our performance. Our prospects will be dependent upon our ability to effectively implement our business model and adapt to the needs and requirements of the religious retail market. If our business model is not viable or if we are unable to identify and address changes in our market, we will not be able to establish our business, compete effectively, or achieve profitability.

5. We depend upon the approval of religious clerics such as Rabbis, Ministers, and Imams who have influence over their followers.

While our products and services do not require kosher certification, since we plan to sell to the ultra-orthodox religious Jewish communities, we may be required to obtain the approval of leading rabbis in the respective religious communities. An example of such is the Eida Charedit in Israel. There is a risk that we will not be able to obtain the approval of the heads of these communities. Even if we obtain initial approval, the relevant authorities may change the criteria for acceptability of computer products and services in their respective religious communities. In such circumstances, we may be precluded from selling our products in a specific religious retail market. Failure to obtain the necessary clerical imprimaturs could have a material adverse effect on us and our financial performance.

6. Our business plan may be unsuccessful.

The success of our business plan is dependent on our establishing a reputation and market-share in our target market. Our ability to penetrate this market is unproven, and our lack of operating history makes it difficult to validate our business plan.

7. If we were to lose the services of our key personnel, we may not be able to execute our business strategy which could result in the failure of our business.

Our future ability to execute our business plan depends upon the continued service of our executive officers and the hiring of qualified support personnel. If we were to lose the services of one or more of our executive officers or if we are unable to hire and retain key employees, our business may be adversely affected. We cannot assure you that we will be able to retain or replace our key personnel.

8. We depend upon third parties to develop products and software.

Our business depends upon the continued development of new and enhanced Personal Computer hardware and Personal Computer software. Our business could suffer due to the failure of manufacturers to develop new or enhanced products, a decline in the continued technological development and use of Personal Computers, or the failure of software publishers to develop new software for current or future generation PC hardware.

9. Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.

The retail computer sales industry in Israel is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Office Depot, Super Center, and Shekem Electric; computer product and consumer electronics stores, including Bug; other computer products specialty stores; mail-order businesses; catalogs; direct sales by software publishers; and online retailers. We also compete with sellers of used computer products. Some of our competitors in the retail computer sales industry have longer operating histories and may have greater financial resources than we do. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

10. International events could delay or prevent the delivery of products to our suppliers.

Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which could lower our sales and profitability.

11. Our proposed international operations expose us to numerous risks.

We are planning to commence retail operations in Israel, the United States, and Europe and are therefore subject to a number of factors that may affect our current or future international operations. These include:

•	economic downturns;

•	currency exchange rate fluctuations;

•	international incidents;

•	government instability; and

•	an increasing number of competitors entering our current and potential markets.

12. If we are unable to enter into leases on favorable terms, our revenue growth may decline.

All of our retail stores will be located in leased premises. We may not be able to enter into leases on favorable terms or at all, or we may not be able to locate suitable sites for new stores in religious communities in a timely manner. Our revenues and earnings may decline if we fail to enter into suitable leases or find additional sites for new store expansion.

13. Our failure to effectively manage new store openings could lower our sales and profitability.

Our business strategy is largely dependent upon opening new stores and operating them profitably. We expect to open approximately two stores in fiscal 2007. Our ability to open stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new store locations, negotiate suitable leases, and build out the stores in a timely and cost efficient manner;

•	the ability to hire and train skilled associates;

•	the ability to integrate new stores into our existing operations; and

•	the ability to increase sales at new store locations.

Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facilities in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our revenues may be adversely affected.

Risks Related to the Offering

14. There is no active trading market for our common stock, and our stockholders may not be able to resell their shares at or above the price at which they purchased their shares, or at all.

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 6 2007, under the ticker symbol PCMT. There is currently no active market for our common stock and we can provide no assurance that a market will develop. In the event an active trading market does not develop or if out shares are delisted from the OTC Bulletin Board, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Even if a trading market develops, we cannot predict how liquid that market might become. Even if an active trading market does develop, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments;

•	Disruption to our operations;

•	Commencement of, or our involvement in, litigation;

•	Any major change in our Board or management;

•	Changes in governmental regulations or in the status of our regulatory approvals; and

•	General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such public companies. Such fluctuations may be even more pronounced in the trading market shortly following this offering. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

15. Future sales by our stockholders could cause the stock price to decline.

No predictions can be made of the effect, if any, that market sales of shares of common stock or the availability of such shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of our common stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

16. State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this prospectus.

You may not be able to resell the shares in any state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

17. Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

18. Provisions under Delaware law could discourage a takeover that stockholders may consider favorable.

Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

Risks Related to Location in Israel

19. Conditions in Israel may limit our ability to operate, which would lead to a decrease in revenues.

Because we intend to establish our first stores in Israel and our principal offices are located in Jerusalem, Israel, our operations are directly affected by economic, political, and military conditions affecting Israel. Specifically, we could be adversely affected by:

•	any major hostilities involving Israel;

•	a full or partial mobilization of the reserve forces of the Israeli army;

•	the interruption or curtailment of trade between Israel and its present trading partners;

•	risks associated with the fact that a significant number of our employees and key officers reside in what are commonly referred to as occupied territories; and

•	a significant downturn in the economic or financial conditions in Israel.

20. The change in the exchange rate between the United States dollar and foreign currencies is volatile and may negatively impact our costs which could adversely affect our operating results.

When operating in Israel, we will incur a certain amount of our expenses for our operations in Israel in New Israeli Shekels (NIS) and translate these amounts into United States dollars for purposes of reporting operating results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily NIS, which will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, which may affect our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

21. We are subject to certain employee severance obligations, which may result in an increase in our expenditures.

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. When we hire employees for our operations in Israel, this obligation may result in an increase in our expenditures.

Item 2. Description of Property.

Our corporate headquarters are located at 4 Nafcha Street, Jerusalem, 95508 Israel. We lease such space on a month-to-month basis from our President. Monthly rent payments for base rent are approximately $300 per month.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer, or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 6, 2007, under the ticker symbol PCMT. As of March 13, 2008, there were 64,334,386 shares of common stock issued and outstanding..

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In November 2006, the Company began a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO.

On March 12, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 20,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders, which was declared effective on March 29, 2007. The Company did not, and will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

On October 2, 2007, the Board of Directors of the Company resolved to commence a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. As of November 2, 2007, the Company had subscribed 1,630,000 shares related to the offering to 14 foreign investors, resulting in gross proceeds of $65,200.

On November 14, 2007, the Registrant notified the NASD of its intention to implement a 10-for-1 share forward stock split of its issued and outstanding common stock to the holders of record as of November 23, 2007. The forward stock split will become effective as of November 26, 2007.

In November 2007, the Company began a third capital formation activity , to raise up to $2,500,000 through the issuance of 16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of December 31, 2007, the Company had subscribed 2,621,666 units and had received $393,250 in proceeds and a stock subscription receivable of $15,000. As of March 6, 2008, the Company had subscribed an additional 2,161,670 units resulting in additional proceeds of approximately $294,250 and a subscription receivable of $30,000. As of March 6, 2008, the Company had issued stock certificates for 2,883,336 shares of common stock from the 4,783,336 units subscribed and is continuing with the Private Placement Offering.

On December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings. As part of this agreement, the Company issued to the attorney 100,000 (post forward stock split) shares of common stock on said date valued at $10,500.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

Stock Option Grants

Since our inception on October 5, 2006, we have not granted any stock options.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Management’s Discussion and Analysis or Plan Operation

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors.” All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Background

We do not anticipate that we will generate significant revenues until we have completed our business plan to open computer retail stores in several religious communities and have generated revenues from such stores. Accordingly, we must raise cash from sources other than our operations in order to implement our business plan.

We intend to initiate our operations both in Israel and overseas over the next four years by:

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

Plan of Operation

Within the next 12 months, the Company intends on completing the acquisition of SDS pursuant to the Letter of Intent. Accordingly, the Company intends to complete and execute a definitive agreement with SDS and raise the funds required pursuant to the terms of the Letter of Intent and complete its acquisition of SDS. In the event, we fail to acquire SDS as per the terms of the letter of intent, over the next 12 months we intend to conduct our original business plan as discussed follows:

Over the next four years we intend to build our business both in Israel and overseas as follows:

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

We believe that we will derive several important benefits from our planned expansion:

a)	Access to additional religious communities across Israel and overseas;

b)	Increased profit margins by obtaining improved prices and payment terms from suppliers due to purchasing products in higher volumes;

c)	Increased scale of operations will allow access to major contracts and to large institutional customers;

d)	Opportunity to market ourselves as a national and then international brand, building recognition, and enabling a far more active approach to marketing;

e)	Possibility of centralizing service capability, enabling faster throughput, and higher volume of business;

f)	Option of obtaining exclusive distribution rights from certain manufacturers not currently active in the Israeli market;

g)	Expanding the product range.

We will consider franchising and other arrangements with business partners to enable our expansion to be achieved quickly and profitably.

Liquidity and Capital Resources

In the event we consummate the transaction with SDS, we will require approximately $1 million for the next 12 months of operations .

We do not have sufficient resources to effectuate our current business. As of December 31, 2007, we had $6,245 available in cash. We expect to incur a minimum of $138,000 in expenses during the next 12 months of operations. We estimate that this will be comprised of the following expenses: $100,000 to open two stores in Israel; $20,000 in marketing expenses and $18,000 will be needed for general overhead expenses such as for corporate legal and accounting services, office overhead, and general working capital. Other than as described in this paragraph, we have no other financing plans at this time.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

We are a development stage company with no operations and no revenues. Our registered independent auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan to open computer retail stores in several religious communities and have generated revenues from such stores. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBERR 31, 2007, AND 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
PCMT Corporation:

We have audited the accompanying balance sheet of PCMT Corporation (a Delaware corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the each of the period and year in the period ended December 31, 2007, and from inception (October 5, 2006) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCMT Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the period and year in the period ended December 31, 2007, and from inception (October 5, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 6, 2008.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

2007
ASSETS
Current Assets:
Cash in bank	$6,245
Restricted cash	358,289

Total current assets	364,534

Other Assets:
Deferred acquisition costs	75,500
Security deposit	500

Total other assets	76,000

Total Assets	$440,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$7,400
Accrued liabilities	8,525
Accrued officer's salary	5,000
Accrued office rent - Related party	4,452
Due to Director and stockholder	200

Total current liabilities	25,577

Total liabilities	25,577

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares
authorized; 61,500,000 shares issued and outstanding	6,150
Additional paid-in capital	119,801
Common stock subscribed - 2,621,666 shares	393,250
Less - Stock subscription receivable	(15,000)
(Deficit) accumulated during the development stage	(89,244)

Total stockholders' equity	414,957

Total Liabilities and Stockholders' Equity	$440,534

The accompanying notes to financial statements are
an integral part of this balance sheet.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2007, THE PERIOD ENDED
DECEMBER 31, 2006, AND CUMULATIVE FROM
INCEPTION (OCTOBER 5, 2006) THROUGH DECEMBER 31, 2007

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2007	2006	Inception
Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	65,796	4,000	69,796
Officers' compensation	8,000	-	8,000
Office rent	3,600	852	4,452
Other	5,079	605	5,684
Legal fees - Organization costs	-	1,500	1,500
Officers' compensation paid by issued shares	-	250	250

Total general and administrative expenses	82,475	7,207	89,682

(Loss) from Operations	(82,475)	(7,207)	(89,682)

Other Income (Expense)	438	-	438

Provision for income taxes	-	-	-

Net (Loss)	$(82,037)	$(7,207)	$(89,244)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	48,195,890	20,362,500

The accompanying notes to financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006)
THROUGH DECEMBER 31, 2007

					Less -	(Deficit)
					Common	Accumulated
			Additional	Common	Stock	During the
	Common stock		Paid-in	Stock	Subscriptions	Development
Description	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total
Balance - October 5, 2006	-	$-	$-	$-	$-	$-	$-
Common stock issued to officer at par value	100,000	10	(9)	-	(1)		-
Common stock issued for officer's compensation	25,000,000	2,500	(2,250)	-	-	-	250
Common stock issued for cash	12,600,000	1,260	30,240	-	(11,500)	-	20,000
Net (loss) for the period	-	-	-	-	-	(7,207)	(7,207)

Balance - December 31, 2006	37,700,000	$3,770	$27,981	$-	$(11,501)	$(7,207)	$13,043

Payments of common stock subscriptions	-	-	-	-	11,501	-	11,501
Common stock issued for cash	7,400,000	740	17,760	-	-	-	18,500
Common stock issued for cash	16,300,000	1,630	63,570	-	-	-	65,200
Common stock issued for services	100,000	10	10,490	-	-	-	10,500
Common stock subscribed - 2,621,666 shares	-	-	-	393,250	(15,000)	-	378,250
Net (loss) for the period	-	-	-	-	-	(82,037)	(82,037)

Balance - December 31, 2007	61,500,000	$6,150	$119,801	$393,250	$(15,000)	$(89,244)	$414,957

The accompanying notes to financial statements are
an integral part of this statement.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2007, THE PERIOD
ENDED DECEMBER 31, 2006, AND CUMULATIVE FROM
INCEPTION (OCTOBER 5, 2006) THROUGH DECEMBER 31, 2007

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2007	2006	Inception
Operating Activities:
Net (loss)	$(82,037)	$(7,207)	$(89,244)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	250	250
Changes in net liabilities-
Prepaid rent	2,000	(2,000)	-
Security deposit	(500)	-	(500)
Accounts payable - Trade	5,900	1,500	7,400
Accrued liabilities	8,525	-	8,525
Accrued officer's salary	5,000	-	5,000
Accrued office rent - Related party	3,600	852	4,452

Net Cash (Used in) Operating Activities	(57,512)	(6,605)	(64,117)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	94,200	20,000	114,200
Stock subscriptions paid	389,751	-	389,751
Deferred acquisition costs	(75,500)	-	(75,500)
Due to Director and stockholder	-	200	200

Net Cash Provided by Financing Activities	408,451	20,200	428,651

Net Increase in Cash	350,939	13,595	364,534

Cash - Beginning of Period	13,595	-	-

Cash - End of Period	$364,534	$13,595	$364,534

Cash - End of Period Consisting of:

Cash in bank	$6,245
Restricted cash	358,289

Total	$364,534

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

On November 3, 2006, the Company issued 25,000,000 (post forward stock split) shares of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at $250.

On December 5, 2007, the Company issued 100,000 shares of its common stock to an attorney for legal services rendered. The transaction was valued at $10,500.

The accompanying notes to financial statements are
an integral part of these statements.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

1) Summary of Significant Accounting Policies

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

In November 2006, the Company began a capital formation activity through a Private Placement Offering (“PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO #1. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 20,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of December 31, 2007, the Company had subscribed 16,300,000 (post forward stock split) shares related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200.

In November 2007, the Company began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of December 31, 2007, the Company had subscribed 2,621,666 units and had received approximately $393,250 in proceeds from PPO #3, and a stock subscription receivable of $15,000. As of March 6, 2008, the Company had subscribed an additional 2,161,670 units from PPO #3 resulting in additional proceeds of approximately $294,250 and a subscription receivable of $30,000. As of March 6, 2008, the Company had issued stock certificates for 2,883,336 shares of common stock from the 4,783,336 units subscribed under PPO #3, and is continuing with the Private Placement Offering.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Restricted Cash

The Company has an escrow holding account under the control of an attorney. Funds received from capital formation activities are held as restricted cash until shares have been issued.

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

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year then ended December 31, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable, accrued liabilities, accrued office rent - related party, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed. At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company. Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated. As of December 31, 2007, the Company had a balance of $75,500 of deferred acquisition costs.

Concentration of Risk

As of December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006
Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the year then ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from inception (October 5, 2006) through December 31, 2007, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through a PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO #1. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of December 31, 2007, the Company had subscribed 16,300,000 (post forward stock split) shares related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200.

In November 2007, the Company began a third capital formation activity through a PPO #3, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of December 31, 2007, the Company had subscribed 2,621,666 units and had received approximately $393,250 in proceeds from PPO #3, and a stock subscription receivable of $15,000. As of March 6, 2008, the Company had subscribed an additional 2,161,670 units from PPO #3 resulting in additional proceeds of approximately $294,250 and a subscription receivable of $30,000. As of March 6, 2008, the Company had issued stock certificates for 2,883,336 shares of common stock from the 4,783,336 units subscribed under PPO #3, and is continuing with the Private Placement Offering. The Company plans to continue with its capital formation activities through the issuance of debt and equity, to complete its business combination with SDS (see Note 9), and to commence operations.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of December 31, 2007, a loan from an individual who is a Director, officer, and stockholder of the Company amounted to $200. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4) Appointment of Officers

On October 18, 2007, the Company appointed an individual as Chief Financial Officer (“CFO”). On October 23, 2007, an employment agreement was entered into with the CFO. This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit. This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

(5) Common Stock

On October 10, 2006, the Company issued 100,000 (post forward stock split) shares of its common stock to its Director, President, and Treasurer at par value. The transaction was valued at $1.

On November 3, 2006, the Company issued 25,000,000 (post forward stock split) of its common stock to its Director and Corporate Secretary for services rendered. The transaction was valued at the par value of the common stock, or $250.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

On November 5, 2006, the Board of Directors of the Company approved PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. The PPO #1 had an offering period of 180 days. As of February 5, 2007, the Company had received cash proceeds from the PPO #1 amounting to $50,000 related to the issuance of 2,000,000 shares of common stock.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of December 31, 2007, the Company had subscribed 16,300,000 (post forward stock split) shares related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200.

In November 2007, the Company began a third capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of December 31, 2007, the Company had subscribed 2,621,666 units and had received $393,250 in proceeds from PPO #3, and a stock subscription receivable of $15,000. As of March 6, 2008, the Company had subscribed an additional 2,161,670 units from PPO #3 resulting in additional proceeds of approximately $294,250 and a subscription receivable of $30,000. As of March 6, 2008, the Company had issued stock certificates for 2,883,336 shares of common stock from the 4,783,336 units subscribed under PPO #3, and is continuing with the Private Placement Offering.

On November 14, 2007, the Company notified the NASD of its intention to implement a 10-for-1 forward stock split of its issued and outstanding common stock to the holders of record as of November 23, 2007. Such forward stock split was effective as of November 26, 2007. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings. As part of this agreement, the Company issued to the attorney 100,000 (post forward stock split) shares of common stock on said date valued at $10,500.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(6) Income Taxes

The provision (benefit) for income taxes for the year and period ended December 31, 2007, and 2006, was as follows (assuming a 23% effective tax rate):

	Year Ended	Period Ended
	December 31,	December 31,
	2007	2006
Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$18,868	$1,658
Change in valuation allowance	(18,868)	(1,658)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, and 2006 as follows:

	2007	2006
Loss carryforwards	$20,426	$1,658
Less - Valuation allowance	(20,426)	(1,658)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year then ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $89,224 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(7) Related Party Transactions

As described in Note 3, as of December 31, 2007, the Company owed $200 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

As described in Note 5, the Company has issued 100,000 (post forward stock split) shares of its common stock to its Director, President, and Treasurer at par value. The transaction was valued at $1.

As described in Note 5, the Company has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 25,000,000 (post forward stock split) shares of its common stock at a value of $250.

Effective October 5, 2006, the Company entered into a verbal agreement with an individual who is a Director, President, Treasurer, and stockholder of the Company to lease 250 square feet of office space for operations in Jerusalem, Israel. The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month. As of December 31, 2007, the Company had accrued $4,452 in office rent expense related to the lease.

(8) Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer, and stockholder of the Company. The monthly lease amount is $300.

As discussed in Note 4, on October 18, 2007, the Company appointed an individual as CFO. On October 23, 2007, an employment agreement was entered into with the CFO. This agreement provides that the CFO will receive a base salary of $3,000 per calendar quarter and $5,000 per annual audit. The employment agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

As discussed in Note 5, on December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings. Legal services under the arrangement principally commenced during the period ended December 31, 2007. The attorney will receive $3,000 per month and miscellaneous reimbursement of expenses incurred on the Company’s behalf.

(9)  Business Combination

On October 18, 2007, the Company entered into a Letter Agreement with Suspect Detection Systems Ltd., an Israeli Corporation (“SDS”). The agreement allows the Company to conduct a due diligence review of SDS and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated. As part of the agreement, the Company agreed to pay to SDS the amount of $60,000. As of December 31, 2007, the Company had paid SDS $60,000.

On November 14, 2007, the Company entered into a Letter of Intent with SDS, pursuant to which the Company intends to acquire all of the issued and outstanding capital stock of SDS. In consideration thereof, the Company will issue to the stockholders of SDS no less than 28,600,000 (post forward stock split) shares of the Company’s common stock, or such number of shares of the Company’s common stock representing not less than 31% of the Company’s issued and outstanding shares of common stock at the time of closing. The closing of the transaction will take place after the Company has raised a minimum of $500,000 from PPO #3. The Company has also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees. As of December 31, 2007, the Company had paid $7,500 in accounting fees, and $8,000 in legal fees in addition to the $60,000 described above.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(10) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(11)  Subsequent Events

On January 23, 2008, the Company appointed an individual as Treasurer. This office will be held by the individual until the next annual general meeting of the stockholders of the Company or until a successor is elected or appointed.

As described in Notes 1 and 5, the Company commenced a third capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units in November 2007. As of March 6, 2008, the Company had subscribed an additional 2,161,670 units from PPO #3 resulting in additional proceeds of approximately $294,250 and a subscription receivable of $30,000. As of March 6, 2008, the Company had issued stock certificates for 2,883,336 shares of common stock from the 4,783,336 units subscribed under PPO #3, and is continuing with the Private Placement Offering.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered independent auditors due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B. Other Information

On November 14, 2007, the Registrant notified the NASD of its intention to implement a 10-for-1 share forward stock split of its issued and outstanding common stock to the holders of record as of November 23, 2007. The forward stock split will become effective as of November 26, 2007.

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008, on January 23, 2008, the Board of Directors of PCMT appointed Constantin Stukalin as Treasurer of the Company. Mr. Stukalin will remain the Treasurer until the next annual general meeting of the shareholders of the Company or until his successor is elected or appointed.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

As of December 31, 2007, the Directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Nachman Shlomo Kohen	28	President, Director, and Treasurer	October 5, 2006

Yosef Nachum Bernshten	25	Director and Secretary	October 5, 2006

Set forth below is a brief description of the background and business experience of our executive officers and Directors for the past five years.

Nachman Shlomo Kohen has been our President, Chief Executive Officer, and a Director since we were incorporated on October 5, 2006. From September 2000, Nachman Shlomo Kohen has been the owner and managing director of P.C.M.T. Video Ltd. in Jerusalem, Israel. P.C.M.T. Video Ltd. owns and operates a retail store in Jerusalem, Israel and is an authorized distributor of leading computer and peripheral manufacturers active in the Israeli market, including Lenovo, HP, Dell, Sandisk, and others.

Yosef Nachum Bernshten has been our Secretary and a Director since we were incorporated on October 5, 2006. From June 2006 to present, he has been a Director of P.C.M.T. Video Ltd. From 2001 to present, he has been the Director and owner of Bar Advertising Ltd., an Israeli Company.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

The officers and Directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of our Directors. We have not compensated our Directors for service on our Board of Directors or reimbursed them for expenses incurred for attendance at meetings of our Board of Directors. Officers are appointed annually by our Board of Directors and each officer serves at the discretion of our Board of Directors. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Our officers and Directors have not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee, or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any members who qualify as “audit committee financial experts.” We believe that the cost related to retaining such a financial expert at this time is prohibitive.

Involvement in Certain Legal Proceedings

No Director, nominee for Director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers except that we issued 2,500,000 shares of our common stock to Mr. Yosef Nachum Bernshten in exchange for services in the amount of $250.

We have no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or other arrangements, including payments to be made by us, with respect to our officers, Directors, or consultants that would result from the resignation, retirement, or any other termination of such Directors, officers, or consultants from us. There are no compensation plans or other arrangements for Directors, officers, employees, or consultants that would be triggered by a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number and percentage of shares of our common stock owned as of March 13, 2008, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our Directors, and (iii) by our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common Stock	Nachman Shlomo Kohen(²	)	100,000	*

Common Stock	Yosef Nahum Bernshten(³	)	25,000,000	55.4

(1)	Based on 4,510,000 shares of our common stock outstanding post forward stock split of 1 to 10

(2)	The address for Mr. Kohen is 4 Nafcha Street Jerusalem, Israel 95508.

(3)	The address for Mr. Bernshten is 4 Nafcha Street Jerusalem, Israel 95508.

*	Represents less than 1%

Changes in Control

There are no arrangements which may result in a change in control of us.

Item 12. Certain Relationships and Related Transactions, and Director Independence

On October 30, 2006, we issued 100,000 (post forward stock split) shares of our common stock to Nachman Shlomo Kohen, our President, CEO, and Director, valued at $1. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.

On November 6, 2006, we issued 25,000,000 (post forward stock split) shares of our common stock to Yosef Nachum Bernshten, our Secretary and Director, in exchange for $250 in services and expenses related to our Company. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.

We lease our corporate headquarters on a month-to-month basis from our President. Monthly rent payments for base rent are approximately $300 per month.  Our President provided us with a loan of $200 as initial working capital, including payment of the fees related to opening our bank account.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” We do believe that the following Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Company (annexed to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 12, 2007).

3.2	Bylaws of the Company (annexed to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 12, 2007).

10.1
Employment Agreement, dated October 23, 2007, between PCMT Corporation and Asher Zwebner (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.2
Letter Agreement, dated October 18, 2007, between PCMT Corporation and Suspect Detection Systems Ltd. (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.3	Form of Regulation S Subscription Agreement (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.4
Letter of Intent dated November 14, 2007, between PCMT Corporation and Suspect Detection Systems Ltd. (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007).

10.5
Form of Regulation S Subscription Agreement, including Form of Class A Warrant and Form of Class B Warrant (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007).

32.1	Section 1350 Certification of Principal Executive and Financial Officer*

32.2	Section 1350 Certification of Principal Executive and Financial Officer*

*	Filed herewith.

Item 14. Principal Accountant Fees and Services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax, and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor.

The percentage of hours expended on the principal registered independent auditors engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal registered independent auditors full-time, permanent employees was 0.

Audit Fees

Davis Accounting Group P.C. provided audit services to PCMT in connection with its annual report for the fiscal years ended December 31, 2007. The aggregate fees billed by Davis Accounting Group P.C. for the audit of PCMT’s annual financial statements and a review of PCMT’s quarterly financial statements during the fiscal year ended December 31, 2007, was.

2007 fees =	9,500	1st Qtr 2007 R =	1,500	2006 SB-2 audit filed 2/2007 =	2000
2006 SB-2	2,000/11,500	2nd Qtr 2007 R =	1,500	2007 10KSB	5,000
		3rd Qtr 2007 R =	1,500

Audit Related Fees

Davis Accounting Group P.C. billed the Company no fees in 2007 for professional services that are reasonably related to the audit or review of PCMT’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

No fees have been paid for any tax services in the Fiscal Year 2007

All Other Fees

Davis Accounting Group P.C. billed PCMT no fees in 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

PCMT does not have a standing audit committee. Therefore, all services provided to PCMT by Davis Accounting Group P.C. as detailed above, were pre-approved by PCMT’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PCMT CORPORATION

Dated: March 13 , 2008	By:	/s/ Nachman Shlomo Kohen
Nachman Shlomo Kohen
President, Chief Executive Officer, and Director (Principal Executive Officer, Financial, and Accounting officer)