Form 10-Q
period 2008-03-31
PCMT CORP
filed 2008-05-15
CIK 1391674

\
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52792

PCMT CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	98-0534701
(State of incorporation)	(IRS Employer ID Number)

4 Nafcha Street, Jerusalem, Israel 95508
(Address of principal executive offices)

011-972 (2) 500-1128
(Issuer's telephone number)

_______________________________N/A_________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of common stock outstanding as of May 15, 2008: 68,803,336 shares of common stock.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008
(Unaudited)

ASSETS

2008
Current Assets:
Cash on hand and in bank	$824,834
Due from Related Party - SDS	8,000

Total current assets	832,834

Other Assets:
Security deposit	500
Deferred acquisition costs	182,500

Total other assets	183,000

Total Assets	$1,015,834

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$500
Accrued liabilities	13,160
Accrued officer's salary	3,000
Accrued office rent - Related party	5,352
Due to Director and stockholder	200

Total current liabilities	22,212

Total liabilities	22,212

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 65,450,000 shares issued and outstanding,	6,545
Additional paid-in capital	712,106
Common stock subscribed - 2,686,670 shares	403,000
(Deficit) accumulated during the development stage	(128,029)

Total stockholders' equity	993,622

Total Liabilities and Stockholders' Equity	$1,015,834

The accompanying notes to the financial statements are
an integral part of this balance sheet.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH MARCH 31, 2008
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	26,306	5,864	96,102
Officer's compensation	4,200	-	12,200
Office rent	900	-	5,352
Other	9,597	900	15,281
Legal fees - Organization costs	-	829	1,500
Officers' compensation paid by issued shares	-	-	250

Total general and administrative expenses	41,003	7,593	130,685

(Loss) from Operations	(41,003)	(7,593)	(130,685)

Other Income	2,218	-	2,656

Provision for income taxes	-	-	-

Net (Loss)	$(38,785)	$(7,593)	$(128,029)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	61,981,461	4,366,222

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006)
THROUGH MARCH 31, 2008
(Unaudited)

					Less -	(Deficit)
					Common	Accumulated
			Additional	Common	Stock	During the
	Common stock		Paid-in	Stock	Subscriptions	Development
Description	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total

Balance - October 5, 2006	-	$-	$-	$-	$-	$-	$-
Common stock issued to officer at par value	100,000	10	(9)	-	(1)	-	-
Common stock issued for officer's compensation	25,000,000	2,500	(2,250)	-	-	-	250
Common stock issued for cash	12,600,000	1,260	30,240	-	(11,500)	-	20,000
Net (loss) for the period	-	-	-	-	-	(7,207)	(7,207)

Balance - December 31, 2006	37,700,000	$3,770	$27,981	$-	$(11,501)	$(7,207)	$13,043

Payment of common stock subscription	-	-	-	-	11,501	-	11,501
Common stock issued for cash	7,400,000	740	17,760	-	-	-	18,500
Common stock issued for cash	16,300,000	1,630	63,570	-	-	-	65,200
Common stock issued for services	100,000	10	10,490	-	-	-	10,500
Common stock subscribed- 2,621,666 shares	-	-	-	393,250	(15,000)	-	378,250
Net (loss) for the period	-	-	-	-	-	(82,037)	(82,037)

Balance - December 31, 2007	61,500,000	$6,150	$119,801	$393,250	$(15,000)	$(89,244)	$414,957

Common stock subscription proceeds received	-	-	-	-	15,000	-	15,000
Common stock subscribed- 4,015,004 shares	-	-	-	602,250	-	-	602,250
Common stock issued from subscribed shares	3,950,000	395	592,305	(592,500)	-	-	200
Net (loss) for the period	-	-	-	-	-	(38,785)	(38,785)

Balance - March 31, 2008	65,450,000	$6,545	$712,106	$403,000	$-	$(128,029)	$993,622

The accompanying notes to the financial statements are
an integral part of this statement.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH MARCH 31, 2008
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(38,785)	$(7,593)	$(128,029)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	-	250
Changes in net liabilities-
Security deposit	-	-	(500)
Accounts payable - Trade	(6,900)	(136)	500
Accrued liabilities	4,635	-	13,160
Accrued officer's salary	(2,000)	-	3,000
Accrued office rent - Related party	900	900	5,352

Net Cash (Used in) Operating Activities	(42,150)	(6,829)	(106,267)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	617,450	29,000	1,121,401
Deferred acquisition costs	(107,000)	-	(182,500)
Due from Related Party - SDS	(8,000)	-	(8,000)
Due to Director and stockholder	-	-	200

Net Cash Provided by Financing Activities	502,450	29,000	931,101

Net Increase (Decrease) in Cash	460,300	22,171	824,834

Cash - Beginning of Period	364,534	13,595	-

Cash - End of Period	$824,834	$35,766	$824,834

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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
MARCH 31, 2008, AND 2007
(Unaudited)

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

In November 2006, the Company began a capital formation activity through a Private Placement Offering (“PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from PPO #1. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 20,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, the Company began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. PPO #2 has an offering period of 180 days. As of December 31, 2007, the Company had subscribed 16,300,000 (post forward stock split) shares related to PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200.

In November 2007, the Company began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of March 31, 2008, the Company had subscribed 6,636,670 units and had received approximately $995,500 in proceeds from PPO #3, and a stock subscription receivable of $403,000. As of May 12, 2008, the Company had issued 2,686,670 shares of common stock subscribed. As of May 12, 2008, the Company had subscribed an additional 886,666 units from PPO #3, issued 666,666 shares of common stock resulting in additional proceeds of approximately $118,000 and a subscription receivable of $15,000. As of May 12, 2008, the Company was continuing with PPO #3.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months ended March 31, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to PCMT’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

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

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accounts payable, accrued liabilities, accrued office rent - related party, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed. At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company. Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated. As of March 31, 2008, the Company had a balance of $182,500 of deferred acquisition costs.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Concentration of Risk

As of March 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the three months ended March 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from inception (October 5, 2006) through March 31, 2008, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from PPO #1. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. PPO #2 has an offering period of 180 days. As of December 31, 2007, the Company had subscribed 16,300,000 (post forward stock split) shares related to PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200.

In November 2007, the Company began a third capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of March 31, 2008, the Company had subscribed 6,636,670 units and had received approximately $995,500 in proceeds from PPO #3, and a stock subscription receivable of $403,000. As of May 12, 2008, the Company had issued 2,686,670 shares of common stock subscribed. As of May 12, 2008, the Company had subscribed an additional 886,666 units from PPO #3, issued 666,666 shares of common stock resulting in additional proceeds of approximately $118,000 and a subscription receivable of $15,000. As of May 12, 2008, the Company was continuing with the Private Placement Offering.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of March 31, 2008, a loan from an individual who is a Director, officer, and stockholder of the Company amounted to $200. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

In November 2007, the Company began a third capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of March 31, 2008, the Company had subscribed 6,636,670 units and had received approximately $995,500 in proceeds from PPO #3, and a stock subscription receivable of $403,000. As of May 12, 2008, the Company had issued 2,686,670 shares of common stock subscribed. As of May 12, 2008, the Company had subscribed an additional 886,666 units from PPO #3, issued 666,666 shares of common stock resulting in additional proceeds of approximately $118,000 and a subscription receivable of $15,000. As of May 12, 2008, the Company was continuing with the Private Placement Offering.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

(6) Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2008, was as follows (assuming a 23% effective tax rate):

Three-Months
Ended
March 31,
2008

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,921
Change in valuation allowance	(8,921)

Total deferred tax provision	$-

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008

Loss carryforwards	$29,447
Less - Valuation allowance	(29,447)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2008, the Company had approximately $128,029 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(7) Related Party Transactions

As described in Note 3, as of December 31, 2007, the Company owed $200 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

As described in Note 5, the Company has issued 100,000 (post forward stock split) shares of its common stock to its Director, President, and Treasurer at par value. The transaction was valued at $1.

As described in Note 5, the Company entered into a transaction with an officer and Director of the Company for his services, and issued a total of 25,000,000 (post forward stock split) shares of its common stock at a value of $250.

Effective October 5, 2006, the Company entered into a verbal agreement with an individual who is a former Director and President, and currently Treasurer and stockholder of the Company to lease 250 square feet of office space for operations in Jerusalem, Israel. The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month. As of March 31, 2008, the Company had accrued $5,352 in office rent expense related to the lease.

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

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

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

(9)  Business Combination

On October 18, 2007, the Company entered into a Letter Agreement with Suspect Detection Systems Ltd., an Israeli Corporation (“SDS”). The Letter Agreement allows the Company to conduct a due diligence review of SDS and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated. As part of the Letter Agreement, the Company committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS. As of December 31, 2007, the Company had paid the $60,000 to SDS. In January 2008, the Company and SDS amended the Letter Agreement such that the Company agreed to advance SDS $30,000 each month commencing January 2008, until the consummation or termination of the Letter Agreement. The amount of $60,000 previously paid by the Company to SDS as well as each monthly payment of $30,000 will reduce the $1,500,000 which the Company has committed to raise. During the three-month period ended March 31, 2008, the Company paid to SDS an additional $90,000. As of March 31, 2008, the Company had paid to SDS a total of $150,000 related to the due diligence review and Amended Letter Agreement.

On November 14, 2007, the Company entered into a Letter of Intent with SDS, pursuant to which the Company intends to acquire all of the issued and outstanding capital stock of SDS. As consideration for the acquisition, the Company will issue to the stockholders of SDS no less than 28,600,000 (post forward stock split) shares of the Company’s common stock, or such number of shares of the Company’s common stock representing not less than 31% of the Company’s issued and outstanding shares of common stock at the time of closing. The closing of the transaction will take place after the Company has raised a minimum of $500,000 from PPO #3. The Company has also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees. As of March 31, 2008, the Company had paid $12,500 in legal fees, and $20,000 in accounting fees in addition to the $150,000 described above. During the three months ended March 31, 2008, the Company paid $8,000 on behalf of SDS for additional accounting expenses. As of March 31, 2008, the Company had a receivable from SDS for the amount of $8,000 related to the extra accounting fees.

On April 30, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) between the Company and SDS. See Note 11 for additional information.

(10) Recent Accounting Pronouncements

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
MARCH 31, 2008, AND 2007
(Unaudited)

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

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(11)  Subsequent Events

On April 10, 2008, the Company issued 2,686,670 shares of common stock from common stock previously subscribed.

On April 30, 2008, the Company entered into a Share Exchange Agreement between the Company and SDS. Pursuant to the Agreement, the Company will acquire on the closing date of the Agreement 100 percent of the outstanding capital stock of SDS (1,170,295 shares), in exchange for 21,768,032 newly issued shares of its common stock, and options to purchase 6,831,968 shares of its common stock at an exercise price of $0.0001 per share at any time on or before the tenth anniversary of issuance of the Company’s options. The parties agreed that the fair value of the transaction was $4,290,000. On the closing date of the Agreement, SDS will become a wholly owned subsidiary of the Company. As a result of the Agreement, the stockholders of SDS will become the beneficial owners of approximately 31 percent of the Company’s outstanding common stock on the closing date of the Agreement.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

On April 30, 2008, Mr. Bernstein resigned as the Company’s Secretary. Mr. Zwebner was appointed as the Company’s interim Chief Executive Officer. Also on April 30, 2008, Mr. Kohen resigned as Director of the Company.

On April 30, 2008, the Company subscribed and issued an additional 666,666 shares of common stock from PPO #3.

On May 5, 2008, Mr. Kohen resigned as President of the Company.

PART II
OTHER INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

As used in this Form 10-Q, references to the “PCMT,” “the Company,” “we,” “our,” or “us” refer to PCMT Corporation unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 13, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in the State of Delaware under the name PCMT Corporation on October 5, 2006, to engage in any lawful corporate undertaking. We are a development stage company and have not generated any revenues or commenced operations. Our initial intent was to focus on offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel. On April 30, 2008, we executed a share purchase agreement providing, among other things, that at closing we will issue 21,768,032 shares of our common stock and options to purchase up to 6,831,968 additional shares to the owners of Suspect Detection Systems, Ltd. (“SDS”), an Israeli corporation that specializes in the development and application of proprietary technologies for law enforcement and border control. Upon consummation of the transactions contemplated by the share purchase agreement, SDS will become our wholly-owned subsidiary.

We do not currently have sufficient capital to fund the development and marketing of SDS’s products. We hope to raise not less than $1,500,000 before December 1, 2008, though the issuance of equity securities in private placements. However, there can be no assurance that we will be able to raise such funds. Furthermore, if we are not successful in raising this amount the agreement with SDS provides that additional shares of our common stock, which are beneficially owned by Yosef Nachum Bernstein, will be deposited in escrow at the closing. If the funds are not raised by a certain date, all or a portion of said shares will be transferred to the former owners of SDS.

This description of the share purchase agreement does not purport to be complete and is qualified in its entirety by reference to the share purchase agreement, which was filed as an Exhibit 10.6 to our Current Report on Form 8-K filed on May 6, 2008, and is incorporated herein by reference.

Plan of Operation

Within the next 12 months, the Company intends to complete the acquisition of SDS and raise the funds required in order to fund the development and marketing of SDS’s products.

Going Concern Consideration

We are a development stage company with no operations and no revenues. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan to open computer retail stores in several religious communities and have generated revenues from such stores. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

In the event we consummate the transaction with SDS, we will require approximately $1 million for the next 12 months of operations.

As at March 31, 2008, we had $824,834 available in cash. We expect to incur a minimum of $1.5 million in expenses during the next 12 months of operations.

The Company is continuing to raise equity from investors, however there can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Reference is hereby made to the agreement with SDS referenced in the Management Discussion and Analysis Section of this Form 10-Q.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

There are no other matters other than as disclosed in the Current Report on Form 8-K filed with the SEC on May 6, 2008.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

In accordance with to requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCMT CORPORATION

Dated: May 15, 2008	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Interim Chief Executive Officer and
Chief Financial Officer