Form 10-Q
period 2008-06-30
PCMT CORP
filed 2008-08-04
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52792

PCMT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0534701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Nafcha Street, Jerusalem, Israel 95508
(Address of principal executive offices)

+972-2-500-1128
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of August 4, 2008: 70,356,336 shares.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007

ASSETS

	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$730,058	$6,245
Restricted cash	—	358,289
Accounts receivable - Other	4,299	—
Due from Related Party - SDS	15,500	—
Prepaid expenses	80,583	—
Total current assets	830,440	364,534

Other Assets:
Security deposit	500	500
Deferred acquisition costs	375,000	75,500
Total other assets	375,500	76,000
Total Assets	$1,205,940	$440,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,132	$7,400
Accrued liabilities	2,662	8,525
Accrued officer's salary	3,000	5,000
Accrued office rent - Related party	6,252	4,452
Due to Director and stockholder	200	200
Total current liabilities	13,246	25,577
Total liabilities	13,246	25,577

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 68,803,336 and 61,500,000 shares issued and
outstanding in 2008 and 2007, respectively	6,880	6,150
Additional paid-in capital	1,214,771	119,801
Common stock subscribed - 1,553,333 shares and 2,621,666 shares
in 2008 and 2007, respectively	233,000	393,250
Less - Common stock subscriptions receivable	(67,000)	(15,000)
(Deficit) accumulated during the development stage	(194,957)	(89,244)
Total stockholders' equity	1,192,694	414,957
Total Liabilities and Stockholders' Equity	$1,205,940	$440,534

The accompanying notes to the financial statements are
an integral part of this balance sheet.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2008	2007	2008	2007	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative-
Legal fees	12,355	3,188	28,740	6,688	46,640
Accounting and audit fees	4,000	8,000	9,000	9,000	31,500
Travel expense	14,184	—	24,844	—	27,034
Advertising and promotion	26,417	—	26,417	—	26,417
Transfer agent fees	978	14,500	4,955	14,500	21,800
Officer's compensation	3,000	—	7,200	—	15,200
Consulting fees	5,000	—	5,000	—	12,400
Filing fees	1,132	1,204	2,076	2,568	7,227
Office rent	900	900	1,800	1,800	6,252
Other	858	99	(205)	928	3,289
Legal fees - Organization costs	—	—	—	—	1,500
Officers' compensation paid by issued shares	—	—	—	—	250
Total general and administrative expenses	68,824	27,891	109,827	35,484	199,509

(Loss) from Operations	(68,824)	(27,891)	(109,827)	(35,484)	(199,509)

Other Income	1,896	—	4,114	—	4,552

Provision for income taxes	—	—	—	—	—
Net (Loss)	$(66,928)	$(27,891)	$(105,713)	$(35,484)	$(194,957)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	68,293,916	45,100,000	65,878,152	44,385,080

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

					Less -	(Deficit)
					Common	Accumulated
			Additional	Common	Stock	During the
	Common stock		Paid-in	Stock	Subscriptions	Development
Description	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total

Balance - October 5, 2006	—	$—	$—	$—	$—	$—	$—
Common stock issued to officer at par value	100,000	10	(9)	—	(1)	—	—
Common stock issued for officer's compensation	25,000,000	2,500	(2,250)	—	—	—	250
Common stock issued for cash	12,600,000	1,260	30,240	—	(11,500)	—	20,000
Net (loss) for the period	—	—	—	—	—	(7,207)	(7,207)
Balance - December 31, 2006	37,700,000	$3,770	$27,981	$—	$(11,501)	$(7,207)	$13,043

Payment of common stock subscription	—	—	—	—	11,501	—	11,501
Common stock issued for cash	7,400,000	740	17,760	—	—	—	18,500
Common stock issued for cash	16,300,000	1,630	63,570	—	—	—	65,200
Common stock issued for services	100,000	10	10,490	—	—	—	10,500
Common stock subscribed- 2,621,666 shares	—	—	—	393,250	(15,000)	—	378,250
Net (loss) for the period	—	—	—	—	—	(82,037)	(82,037)
Balance - December 31, 2007	61,500,000	$6,150	$119,801	$393,250	$(15,000)	$(89,244)	$414,957

Payment of common stock subscription	—	—	—	—	15,000	—	15,000
Common stock subscribed - 5,568,337 shares	—	—	—	835,250	(67,000)	—	768,250
Common stock issued from subscribed shares	6,636,670	663	995,037	(995,500)	—	—	200
Common stock issued for services	666,666	67	99,933	—	—	—	100,000
Net (loss) for the period	—	—	—	—	—	(105,713)	(105,713)
Balance - June 30, 2008	68,803,336	$6,880	$1,214,771	$233,000	$(67,000)	$(194,957)	$1,192,694

The accompanying notes to the financial statements are
an integral part of this statement.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(105,713)	$(35,484)	$(194,957)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	—	—	250
Common stock issued for services	100,000	—	110,500
Changes in net liabilities-
Accounts receivable - Trade	(4,299)	—	(4,299)
Prepaid rent	—	2,000	—
Prepaid expenses	(80,583)	—	(80,583)
Security deposit	—	(500)	(500)
Accounts payable - Trade	(6,268)	(1,500)	1,132
Accrued liabilities	(5,863)	5,688	2,662
Accrued officer's salary	(2,000)	—	3,000
Accrued office rent - Related party	1,800	1,800	6,252
Net Cash (Used in) Operating Activities	(102,926)	(27,996)	(156,543)

Investing Activities:
Cash provided by investing activities	—	—	—
Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Issuance of common stock for cash	995,700	30,000	1,099,400
Stock subscriptions paid	(212,250)	—	177,501
Deferred acquisition costs	(299,500)	—	(375,000)
Due from Related Party - SDS	(15,500)	—	(15,500)
Due to Director and stockholder	—	—	200
Net Cash Provided by Financing Activities	468,450	30,000	886,601

Net Increase (Decrease) in Cash	365,524	2,004	730,058
Cash - Beginning of Period	364,534	13,595	—
Cash - End of Period	$730,058	$15,599	$730,058

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

On November 3, 2006, PCMT issued 2,500,000 (post forward stock split) shares of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at $250.

On December 5, 2007, PCMT issued 100,000 (post forward stock split) shares of its common stock to an attorney for legal services rendered. The transaction was valued at $10,500.

On April 20, 2007, PCMT issued 666,6666 (post forward stock split) shares of its common stock to a third-party for marketing and promotional services and assistance for one year. The transaction was valued at $100,000.

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

In November 2006, PCMT began a capital formation activity through a Private Placement Offering (“PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO #1. PCMT also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of its outstanding common stock on behalf of selling stockholders. PCMT will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, PCMT began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of June 30, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200. As of July 30, 2008, the Company was continuing with the PPO #2.

In November 2007, PCMT began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of June 30, 2008, the Company had subscribed 8,190,003 units and had received approximately $1,161,500 in proceeds from PPO #3, and a stock subscription receivable of $67,000. As of June 30, 2008, PCMT had issued 6,636,670 shares (post forward stock split) of common stock subscribed. As of July 30, 2008, the Company had issued an additional 1,553,000 (post forward stock split) shares of common stock subscribed. As of July 30, 2008, the Company was continuing with the PPO #3.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim financial statements of PCMT as of June 30, 2008, and for the three months and six months ended June 30, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly PCMT’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three months and six months ended June 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once PCMT has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months and six months ended June 30, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. PCMT establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration PCMT’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts PCMT could realize in a current market exchange. As of June 30, 2008, the carrying value of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, accrued officer’s salary, accrued office rent - related party, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed. At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company. Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated. As of June 30, 2008, PCMT had $375,000 of deferred acquisition costs.

Concentration of Risk

As of June 30, 2008, the Company maintained its cash account at two commercial banks. The balances in the accounts are subject to FDIC coverage.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the three months and six months ended June 30, 2008, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The proposed business plan of PCMT is to establish a niche market by building up a chain of computer stores that provide products and services in Israel, focusing on cities with large ultra-orthodox Jewish religious communities, and then applying the same model to service similar and other religious communities in other countries.

During the period from inception (October 5, 2006) through June 30, 2008, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, PCMT had received $50,000 in proceeds from PPO #1. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders. PCMT will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

25,000,000 shares (post forward stock split) of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of June 30, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares related to PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200. As of July 30, 2008, the Company was continuing with the PPO #2.

In November 2007, the Company began a third capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 (post forward stock split) units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of June 30, 2008, the Company had subscribed 8,190,003 units and had received approximately $1,161,500 in proceeds from PPO #3, and a stock subscription receivable of $67,000. As of June 30, 2008, the Company had issued 6,636,670 shares (post forward stock split) of common stock subscribed. As of July 30, 2008, the Company had issued an additional 1,553,000 shares (post forward stock split) of common stock subscribed. As of July 30, 2008, the Company was continuing with PPO #3.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. PCMT has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about PCMT’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Loan from Director and Stockholder

As of June 30, 2008, a loan from an individual who is a Director, officer, and stockholder of the Company amounted to $200. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)	Appointment of Officers

On October 18, 2007, PCMT appointed an individual as Chief Financial Officer (“CFO”). On October 23, 2007, an employment agreement was entered into with the CFO. This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit. This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On January 23, 2008, the Company appointed an individual as Treasurer. This office will be held by the individual until the next annual general meeting of the stockholders of PCMT or until a successor is elected or appointed.

On April 30, 2008, Mr. Bernstein resigned as the Company’s Secretary and tendered his resignation as Director, effective May 31, 2008.

Mr. Kohen resigned as a Director of PCMT and tendered his resignation as the Company’s President, effective May 5, 2008.

Mr. Zwebner was appointed as the Company’s interim Chief Executive Officer, and elected as a Director of PCMT.

(5)	Common Stock

On October 10, 2006, the Company issued 100,000 (post forward stock split) shares of its common stock to its Director, president, and treasurer at par value. The transaction was valued at $1.

On November 3, 2006, PCMT issued 25,000,000 (post forward stock split) of its common stock to its Director and corporate secretary for services rendered. The transaction was valued at the par value of the common stock, or $250.

On November 5, 2006, the Board of Directors of the Company approved PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. The PPO #1 had an offering period of 180 days. As of February 5, 2007, the Company had received cash proceeds from the PPO #1 amounting to $50,000 related to the issuance of 20,000,000 shares of common stock.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders. PCMT will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of June 30, 2008, the Company had subscribed 16,300,000 shares (post forward stock split) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200. As of July 30, 2008, the Company was continuing with the PPO #2.

In November 2007, the Company began a third capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of June 30, 2008, the Company had subscribed 8,190,003 units and had received approximately $1,161,500 in proceeds from PPO #3, and a stock subscription receivable of $67,000. As of June 30, 2008, the Company had issued 6,636,670 shares (post forward stock split) of common stock subscribed. As of July 30, 2008, the Company had issued an additional 1,553,000 shares (post forward stock split) of common stock subscribed. As of July 30, 2008, the Company was continuing with the PPO #3.

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

On December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings. As part of this agreement, PCMT issued to the attorney 100,000 shares (post forward stock split) of common stock on said date valued at $10,500.

On April 20, 2008, PCMT entered into a written agreement with an unrelated third-party consulting company to provide advisory services for corporate development, acquisitions, and management assistance for one year. As payment for the consultant’s services, the Company issued 666,666 shares (post forward stock split) of its unregistered common stock on said date valued at $100,000.

(6)	Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2008, and 2007 was as follows (assuming a 23% effective tax rate):

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$24,314	$8,161
Change in valuation allowance	(24,314)	(8,161)
Total deferred tax provision	$—	$—

PCMT had deferred income tax assets as of June 30, 2008, as follows:

2008

Loss carryforwards	$44,840
Less - Valuation allowance	(44,840)
Total net deferred tax assets	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the three months and six months ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2008, the Company had approximately $194,900 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)	Related Party Transactions

As described in Note 3, as of June 30, 2007, PCMT owed $200 to an individual who is a Director, president, treasurer, and stockholder of PCMT.

As described in Note 5, the Company has issued 100,000 shares (post forward stock split) of its common stock to its Director, president, and treasurer at par value. The transaction was valued at $1.

As described in Note 5, PCMT has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 25,000,000 shares (post forward stock split) of its common stock at a value of $250.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Effective October 5, 2006, PCMT entered into a verbal agreement with an individual who is a Director, president, treasurer, and stockholder of the Company to lease 250 square feet of office space for operations in Jerusalem, Israel. The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month. As of June 30, 2008, PCMT had accrued $6,252 in office rent expense related to the lease.

(8)	Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer, and stockholder. The monthly lease amount is $300.

As discussed in Note 4, on October 18, 2007, PCMT appointed an individual as CFO. On October 23, 2007, an employment agreement was entered into with the CFO. This agreement provides that the CFO will receive a base salary of $3,000 per calendar quarter and $5,000 per annual audit. The employment agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

As discussed in Note 5, on December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings. Legal services under the arrangement principally commenced during the period ended December 31, 2007. The attorney will receive $3,000 per month and miscellaneous reimbursement of expenses incurred on PCMT’s behalf.

On March 15, 2008, PCMT entered into a written commitment with a third-party consultant to provide marketing and promotional assistance for up to 50 hours per month, beginning April 2008. In return for these services, the consultant will receive a monthly service fee of $7,000, a stock option for purchasing 100,000 shares of common stock at $0.15 per share, and an annual performance-based bonus at the discretion of PCMT. In May 2008, this agreement was put on hold. As of June 30, 2008, the options were not issued and may not be issued in the future depending on the resolution of the agreement.

As described in Note 5, on April 20, 2008, PCMT entered into a written agreement with an unrelated third-party consulting company to provide advisory services for corporate development, acquisitions, and management assistance for one year. As payment for the consultant’s services, the Company issued 666,666 shares (post forward stock split) of its unregistered common stock on said date valued at $100,000.

(9)	Business Combination

On October 18, 2007, PCMT entered into a Letter Agreement with Suspect Detection Systems Ltd., an Israeli Corporation (“SDS”). The Letter Agreement allows the Company to conduct a due diligence review of SDS and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated. As part of the Letter Agreement, PCMT committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS. As of

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

December 31, 2007, PCMT had paid SDS $60,000. In January 2008, PCMT and SDS amended the Letter Agreement such that the Company agreed to advance SDS $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement. The amount of $60,000 previously paid by PCMT to SDS as well as each monthly payment of $30,000 will reduce the $1,500,000 which PCMT has committed to raise. In May 2008, PCMT and SDS again amended the Letter Agreement such that the Company agreed to advance SDS $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement. During the period from January 1, 2008, through June 30, 2008, PCMT paid SDS a total of $280,000. As of June 30, 2008, PCMT had paid SDS a cumulative total of $375,000.

On November 14, 2007, the Company entered into a Letter of Intent with SDS, pursuant to which PCMT intends to acquire all of the issued and outstanding capital stock of SDS. In consideration thereof, PCMT will issue to the stockholders of SDS no less than 28,600,000 (post forward stock split) shares of PCMT’s common stock, or such number of shares of PCMT’s common stock representing not less than 31% of PCMT’s issued and outstanding shares of common stock at the time of closing. The closing of the transaction will take place after PCMT has raised a minimum of $500,000 from PPO #3. PCMT has also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees. As of June 30, 2008, PCMT had paid $15,000 in legal fees, and $20,000 in accounting fees in addition to the $340,000 described above for a total of $375,000. During the six months ended June 30, 2008, the Company paid $7,500 and $15,000 on behalf of SDS for additional accounting and legal expenses, respectively. As of June 30, 2008, the Company reflected a receivable in the accompanying financial statements in the amount of $15,500 related to the accounting and legal fees paid on behalf of SDS.

On April 30, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) between PCMT and Suspect Detection Systems, Ltd., an Israeli corporation (“SDS”). Pursuant to the Agreement, PCMT will acquire on the closing date of the agreement 100 percent of the outstanding capital stock of SDS (1,170,295 shares), in exchange for 21,768,032 newly issued shares of its common stock, and options to purchase 6,831,968 shares of its common stock at an exercise price of $0.0001 per share at any time on or before the tenth anniversary of issuance of PCMT’s options. The parties agreed that the fair value of the transaction was $4,290,000. On the closing date of the Agreement, SDS will become a wholly owned subsidiary of PCMT. As a result of the Agreement, the stockholders of SDS will become the beneficial owners of approximately 31 percent of PCMT’s outstanding common stock on the closing date of the Agreement. As of July 30, 2008, the Agreement had not closed, pending pre-rulings from the Israeli Tax Authority as addressed in the Agreement.

(10)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of PCMT does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. PCMT does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of PCMT does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of PCMT does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

PCMT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of PCMT does not expect the adoption of this pronouncement to have material impact on its financial statements.

(11)	Subsequent Events

On July 21, 2008, the Company issued 1,553,000 shares (post forward stock split) of common stock previously subscribed.

PART II
OTHER INFORMATION

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations.

As used in this Form 10-Q, references to the “PCMT,” “the Company,” “we,” “our,” or “us” refer to PCMT Corporation unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 13, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform to actual results.

Corporate Background

We were incorporated in the State of Delaware under the name PCMT Corporation on October 5, 2006, to engage in any lawful corporate undertaking. We are a development stage company and have not generated any revenues or commenced operations. Our initial intent was to focus on offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel. On April 30, 2008, we executed a stock purchase agreement providing, among other things, that at closing we will issue 21,768,032 shares of our common stock and options to purchase up to 6,831,968 additional shares to the owners of Suspect Detection Systems, Ltd. (“SDS”), an Israeli corporation that specializes in the development and application of proprietary technologies for law enforcement and border control. Upon consummation of the transactions contemplated by the stock purchase agreement, SDS will become our wholly-owned subsidiary.

We do not currently have sufficient capital to fund the development and marketing of SDS’s products. We hope to raise not less than $1,500,000 before December 1, 2008, though the issuance of equity securities in private placements, and have raised an aggregate of $1,276,700 of gross proceeds from private placements through June 30, 2008. However, there can be no assurance that we will be able to raise such funds.

Plan of Operation

Within the next 12 months, the Company intends to complete the acquisition of SDS and raise the funds required in order to fund the development and marketing of SDS’s products.

Going Concern Consideration

We are a development stage company with no operations and no revenues to date. Our registered independent auditors issued a going concern opinion, in their report dated March 6, 2008, with respect to our audited 2007 year-end financial statements. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our 2007 year-end financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Material Changes in Financial Condition

On June 30, 2008 we had $730,058 in cash and cash equivalents, an increase of approximately 100% as compared to cash and escrowed proceeds from the sale of our securities of $364,534 on December 31, 2008. The increase reflects the receipt of proceeds from the issuance and sale of our securities.

Total assets on June 30, 2008, amounted to $1,205,940, as compared to $440,534 on December 31, 2008, and included, $375,500 in deferred acquisition costs relating to professional fees incurred for the acquisition of SDS , $80,583 in prepaid expenses relating to equity compensation recorded for the issuance of 666,666 shares in the framework of a business consulting agreement , $15,500 due from SDS relating to professional fees paid on their behalf and $4,299 in miscellaneous receivables.

In the event we consummate the transaction with SDS, we will require approximately $1.5 million for the next 12 months of operations. Accordingly, we will have to raise the funds required to fund our operations. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Material Changes in Results of Operations

In the six months ended June 30, 2008, we incurred a net loss of $105,713, as compared to a net loss of $35,484 in the six months ended June 30, 2007. In the three months ended June 30, 2008 we incurred a net loss of $66,928, as compared to a net loss of $27,891 in the three months ended June 30, 2007. These increases in losses resulted primarily from new travel, advertising and promotion expenses, in an aggregate amount $51,261 in the six months ended June 30, 2008 and $40,601 in the three months ended June 30, 2008, as compared to no travel, advertising and promotion expenses in the six and three-month periods ended June 30, 2007. Legal fees increased to $28,740 and $12,355, respectively, for the six and three-month periods ended June 30, 2008, as compared to $6,688 and $3,188, respectively, for the six and three-month periods ended June 30, 2007, reflecting the costs associated with the negotiation and preparation of our agreement with the owners of SDS. Our cumulative net loss from October 5, 2006 (inception) through June 30, 2008, is $194,957.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide information in response to this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our principal executive and financial officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide information in response to this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 20, 2008, we executed a corporate advisory services agreement, pursuant to which we agreed to issue 666,666 shares of common stock as consideration for certain consulting services. The shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D promulgated under such Act. The consultant represented that it is an accredited investor, as defined in Regulation D, that it acquired the shares for its own account as principals, not as a nominee or agent, for investment purposes only and not with a view to or for resale or distribution.

On May 1, 2008, we sold 120,000 units for $18,000 and on May 9, 2008, we sold 100,000 units for $15,000. Each unit consists of one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25 for a term of one year from the date of issuance, and one warrant giving the holder the right to purchase one share of common stock for $0.375 for a term of one year from the date of issuance. The units were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D promulgated under such Act. The subscribers represented that they are accredited investors, as defined in Regulation D, that they acquired the units for their own accounts as principals, not as nominees or agents, for investment purposes only and not with a view to or for resale or distribution.

On July 10, 2008, we sold 1,333,333 units for $200,000. Each unit consists of one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25 for a term of one year from the date of issuance, and one warrant giving the holder the right to purchase one share of common stock for $0.375 for a term of one year from the date of issuance. The units were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated under such Act. The subscriber represented that it is not a United States person (as defined in Regulation S), it is not an affiliate of the Company and it did not acquire the units for the account or benefit of a United States person. The subscriber further represented that at the time of the origination of the contact concerning its subscriptions for the units and on the date of the execution and delivery of the subscription agreement for the units it was outside of the United States.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCMT CORPORATION
Dated:  August 4, 2008

By:  /s/

Name:  Asher Zwebner
Title:    Interim Chief Executive Officer and Chief Financial Officer