Form 10-Q
period 2008-09-30
PCMT CORP
filed 2008-11-10
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Number of shares of common stock outstanding as of November 10, 2008: 71,689,668 shares.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash in bank	$690,133	$6,245
Restricted cash	-	358,289
Due from Related Party - SDS	28,000	-
Prepaid expenses	55,583	-

Total current assets	773,716	364,534

Other Assets:
Deferred acquisition costs	655,000	75,500
Security deposit	500	500

Total other assets	655,500	76,000

Total Assets	$1,429,216	$440,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$908	$7,400
Accrued liabilities	4,000	8,525
Accrued officer's salary	3,000	5,000
Accrued office rent - Related party	7,152	4,452
Due to Director and stockholder	200	200

Total current liabilities	15,260	25,577

Total liabilities	15,260	25,577

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 71,689,668 and 61,500,000 shares issued and outstanding in 2008 and 2007, respectively	7,169	6,150
Additional paid-in capital	1,647,402	119,801
Common stock subscribed - Nil and 2,621,666 shares in 2008 and 2007, respectively	-	393,250
Less - Common stock subscriptions receivable	-	(15,000)
(Deficit) accumulated during the development stage	(240,615)	(89,244)

Total stockholders' equity	1,413,956	414,957

Total Liabilities and Stockholders' Equity	$1,429,216	$440,534

The accompanying notes to the financial statements are
an integral part of these balance sheets.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Legal fees	9,449	712	38,189	7,400	56,089
Accounting and audit fees	4,000	2,500	13,000	11,500	35,500
Travel expense	3,501	-	28,345	-	30,535
Advertising and promotion	25,000	-	51,417	-	51,417
Transfer agent fees	1,442	-	6,397	14,500	23,242
Officer's compensation	3,000	-	10,200	-	18,200
Consulting fees	-	-	5,000	-	12,400
Filing fees	573	454	2,649	3,022	7,800
Office rent	900	900	2,700	2,700	7,152
Other	75	-	(130)	928	3,364
Legal fees - Organization costs	-	-	-	-	1,500
Officers' compensation paid by issued shares	-	-	-	-	250

Total general and administrative expenses	47,940	4,566	157,767	40,050	247,449

(Loss) from Operations	(47,940)	(4,566)	(157,767)	(40,050)	(247,449)
-
Other Income	2,282	-	6,396	-	6,834

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(45,658)	$(4,566)	$(151,371)	$(40,050)	$(240,615)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	70,988,125	4,510,000	67,593,909	4,462,601

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

					Less -	(Deficit)
					Common	Accumulated
			Additional	Common	Stock	During the
	Common stock		Paid-in	Stock	Subscriptions	Development
Description	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total

Balance - October 5, 2006	-	$-	$-	$-	$-	$-	$-
Common stock issued to officer at par value	100,000	10	(9)	-	(1)	-	-
Common stock issued for officer's compensation	25,000,000	2,500	(2,250)	-	-	-	250
Common stock issued for cash	12,600,000	1,260	30,240	-	(11,500)	-	20,000
Net (loss) for the period	-	-	-	-	-	(7,207)	(7,207)

Balance - December 31, 2006	37,700,000	$3,770	$27,981	$-	$(11,501)	$(7,207)	$13,043

Payment of common stock subscription	-	-	-	-	11,501	-	11,501
Common stock issued for cash	7,400,000	740	17,760	-	-	-	18,500
Common stock issued for cash	16,300,000	1,630	63,570	-	-	-	65,200
Common stock issued for services	100,000	10	10,490	-	-	-	10,500
Common stock subscribed- 2,621,666 shares	-	-	-	393,250	(15,000)	-	378,250
Net (loss) for the period	-	-	-	-	-	(82,037)	(82,037)

Balance - December 31, 2007	61,500,000	$6,150	$119,801	$393,250	$(15,000)	$(89,244)	$414,957

Payment of common stock subscription	-	-	-	-	15,000	-	15,000
Common stock subscribed - 5,568,337 shares	-	-	-	835,250	(67,000)	-	768,250
Common stock issued from subscribed shares	9,523,002	952	1,427,668	(995,500)	-	-	433,120
Common stock issued for services	666,666	67	99,933	(233,000)	67,000	-	(66,000)
Net (loss) for the period	-	-	-	-	-	(151,371)	(151,371)

Balance - September 30, 2008	71,689,668	$7,169	$1,647,402	$-	$-	$(240,615)	$1,413,956

The accompanying notes to the financial statements are
an integral part of this statement.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2008	2007	Inception
Operating Activities:
Net (loss)	$(151,371)	$(40,050)	$(240,615)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	-	-	250
Common stock issued for services	-	-	10,500
Changes in net liabilities-
Prepaid expenses	(55,583)	2,000	(55,583)
Security deposit	-	(500)	(500)
Accounts payable - Trade	(6,492)	(1,500)	908
Accrued liabilities	(4,525)	2,500	4,000
Accrued officer's salary	(2,000)	-	3,000
Accrued office rent - Related party	2,700	2,700	7,152

Net Cash (Used in) Operating Activities	(217,271)	(34,850)	(270,888)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	1,528,620	30,000	1,632,320
Stock subscriptions paid	(378,250)	-	11,501
Deferred acquisition costs	(579,500)	-	(655,000)
Due from Related Party - SDS	(28,000)	-	(28,000)
Due to Director and stockholder	-	-	200

Net Cash Provided by Financing Activities	542,870	30,000	961,021

Net Increase in Cash	325,599	(4,850)	690,133

Cash - Beginning of Period	364,534	13,595	-

Cash - End of Period	$690,133	$8,745	$690,133

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

On November 3, 2006, PCMT issued 2,500,000 (post forward stock split) shares of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at $250.

On December 5, 2007, PCMT issued 100,000 (post forward stock split) shares of its common stock to an attorney for legal services rendered. The transaction was valued at $10,500.

On April 20, 2007, PCMT issued 666,6666 (post forward stock split) shares of its common stock to a third-party for marketing and promotional services for one year. The transaction was valued at $100,000.

The accompanying notes to the financial statements are
an integral part of these statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

In October 2007, PCMT began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of September 30, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200. As of October 29, 2008, the Company was continuing with the PPO #2.

In November 2007, the Company began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of September 30, 2008, the Company had subscribed 9,523,000 units and had received approximately $1,428,450 in proceeds from PPO #3. As of September 30, 2008, the Company had issued 9,523,000 shares (post forward stock split) of common stock subscribed. As of October 29, 2008, the Company was continuing with the PPO #3.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

  Unaudited Interim Financial Statements

The interim financial statements of PCMT as of September 30, 2008, and for the three months and nine months ended September 30, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly PCMT’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

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

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months and nine months ended September 30, 2008, and 3008.

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

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts PCMT could realize in a current market exchange. As of September 30, 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed. At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company. Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated. As of September 30, 2008, PCMT had $655,000 of deferred acquisition costs.

Concentration of Risk

As of September 30, 2008, the Company maintained its cash accounts at two commercial banks. The balances in the accounts are subject to FDIC coverage.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the three months and nine months ended September 30, 2008, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from inception (October 5, 2006) through September 30, 2008, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. As of February 5, 2007, PCMT had received $50,000 in proceeds from PPO #1. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders. PCMT will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of September 30, 2008, the Company had subscribed 16,300,000 shares (post forward stock split) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200. As of October 29, 2008, the Company was continuing with the PPO #2.

In November 2007, the Company began a third capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of September 30, 2008, the Company had subscribed and issued 9,523,000 units and had received approximately $1,428,450 in proceeds from PPO #3. As of October 29, 2008, the Company was continuing with the PPO #3.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. PCMT has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about PCMT’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of September 30, 2008, a loan from an individual who is a Director, officer, and stockholder of the Company amounted to $200. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

On January 23, 2008, the Company appointed Mr. Stukalin as Treasurer. This office will be held by the individual until the next annual general meeting of the stockholders of PCMT or until a successor is elected or appointed.

On April 30, 2008, Mr. Bernstein resigned as the Company’s Secretary and tendered his resignation as Director, effective May 31, 2008.

Mr. Kohen resigned as a Director of PCMT and tendered his resignation as the Company’s President, effective May 5, 2008.

Mr. Zwebner was appointed as the Company’s interim Chief Executive Officer, and was elected as a Director of PCMT.

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

On November 5, 2006, the Board of Directors of the Company approved PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share. The PPO #1 had an offering period of 180 days. As of February 5, 2007, the Company had received cash proceeds from the PPO #1 amounting to $50,000 related to the issuance of 20,000,000 (post forward stock split) shares of common stock.

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

In October 2007, the Company began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share. The PPO #2 has an offering period of 180 days. As of September 30, 2008, the Company had subscribed 16,300,000 shares (post forward stock split) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200. As of October 29, 2008, the Company was continuing with the PPO #2.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

In November 2007, the Company began a third capital formation activity through a PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units. The purchase price of each unit is $0.15. Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance. As of September 30, 2008, the Company had subscribed and issued 9,523,000 units and had received approximately $1,428,450 in proceeds from PPO #3. As of October 29, 2008, the Company was continuing with the PPO #3.

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

(6) Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2008, and 2007 was as follows (assuming a 23% effective tax rate):

	Nine Months Ended
	September 30,
	2008	2007
Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$34,815	$9,212
Change in valuation allowance	(34,815)	(9,212)

Total deferred tax provision	$-	$-

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

PCMT had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$55,341
Less - Valuation allowance	(55,341)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months and nine months ended September 30, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2008, the Company had approximately $240,615 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7) Related Party Transactions

As described in Note 3, as of September 30, 2007, PCMT owed $200 to an individual who is a Director, president, treasurer, and stockholder of PCMT.

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

Effective October 5, 2006, PCMT entered into a verbal agreement with an individual who is a Director, president, treasurer, and stockholder of the Company to lease 250 square feet of office space for operations in Jerusalem, Israel. The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month. As of September 30, 2008, and 2007, PCMT had accrued $7,152 and $3,552, respectively, in office rent expense related to the lease.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

On March 15, 2008, PCMT entered into a written commitment with a third-party consultant to provide marketing and promotional assistance for up to 50 hours per month, beginning April 2008. In return for these services, the consultant will receive a monthly service fee of $7,000, a stock option for purchasing 100,000 shares of common stock at $0.15 per share, and an annual performance-based bonus at the discretion of PCMT. In May 2008, this agreement was put on hold. As of September 30, 2008, the options were not issued and may not be issued in the future depending on the resolution of the agreement.

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

(9)  Business Combination

On October 18, 2007, PCMT entered into a Letter Agreement with Suspect Detection Systems Ltd., an Israeli Corporation (“SDS”). The Letter Agreement allows the Company to conduct a due diligence review of SDS and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated. As part of the Letter Agreement, PCMT committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS. As of December 31, 2007, PCMT had paid SDS $60,000. In January 2008, PCMT and SDS amended the Letter Agreement such that the Company agreed to advance SDS $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement. The amount of $60,000 previously paid by PCMT to SDS as well as each monthly payment of $30,000 will reduce the $1,500,000 which PCMT has committed to raise. In May 2008, PCMT and SDS again amended the Letter Agreement such that the Company agreed to advance SDS $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement. In August 2008, PCMT and SDS again amended the Letter Agreement such that the Company agreed to advance SDS $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement. During the period from January 1, 2008, through September 30, 2008, PCMT paid SDS a total of $544,500. As of September 30, 2008, PCMT had paid SDS a cumulative total of $620,000

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

On November 14, 2007, the Company entered into a Letter of Intent with SDS, pursuant to which PCMT intends to acquire all of the issued and outstanding capital stock of SDS. In consideration thereof, PCMT will issue to the stockholders of SDS no less than 28,600,000 (post forward stock split) shares of PCMT’s common stock, or such number of shares of PCMT’s common stock representing not less than 31% of PCMT’s issued and outstanding shares of common stock at the time of closing. The closing of the transaction will take place after PCMT has raised a minimum of $500,000 from PPO #3. PCMT has also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees. As of September 30, 2008, PCMT had paid $15,000 in legal fees, and $20,000 in accounting fees in addition to the $620,000 described above for a total $655,000. During the nine months ended September 30, 2008, the Company paid $15,000 and $32,500 on behalf of SDS for additional accounting and legal expenses, respectively. As of September 30, 2008, the Company reflected a receivable in the accompanying financial statements in the amount of $28,000 related to the accounting and legal fees paid on behalf of SDS.

On April 30, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) between PCMT and Suspect Detection Systems, Ltd., an Israeli corporation (“SDS”). Pursuant to the Agreement, PCMT will acquire on the closing date of the agreement 100 percent of the outstanding capital stock of SDS (1,170,295 shares), in exchange for 21,768,032 newly issued shares of its common stock, and options to purchase 6,831,968 shares of its common stock at an exercise price of $0.0001 per share at any time on or before the 10th anniversary of issuance of PCMT’s options. The parties agreed that the fair value of the transaction was $4,290,000. On the closing date of the Agreement, SDS will become a wholly owned subsidiary of PCMT. As a result of the Agreement, the stockholders of SDS will become the beneficial owners of approximately 31 percent of PCMT’s outstanding common stock on the closing date of the Agreement. As of September 30, 2008, the Agreement had not closed, pending pre-rulings from the Israeli Tax Authority as addressed in the Agreement.

(10) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of PCMT does not believe that this new pronouncement will have a material impact on its financial statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements– a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. PCMT does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of PCMT does not expect the adoption of this pronouncement to have a material impact on its financial statements.

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

PCMT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

(11)  Subsequent Events

In October 22, 2008, PCMT began a fourth capital formation activity through a Private Placement Offering (“PPO #4”), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of units. Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount related to each Promissory Note.

Item 2.	Management’s Discussion and Analysis or Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “PCMT,” “the Company,” “we,” “our” or “us” refer to PCMT Corporation unless the context otherwise indicates.

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

We do not currently have sufficient capital to fund the development and marketing of SDS’s products. We have raised an aggregate of approximately $1.4 million in gross proceeds though the issuance of equity securities in private placements through October, 2008. However, there can be no assurance that we will be able to raise sufficient funds for the development and marketing of SDS’s products.

Plan of Operation

Within the next 12 months, the Company intends to complete the acquisition of SDS and raise the funds required in order to fund the development and marketing of SDS’s products.

Going Concern Consideration

We are a development stage company with no operations and no revenues to date. Our registered independent auditors issued a going concern opinion, in their report dated March 6, 2008, with respect to our audited 2007 year-end financial statements. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our 2007 year-end financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

Material Changes in Financial Condition

On September 30, 2008, we had $690,133 in cash and cash equivalents, as compared to cash and escrowed proceeds from the sale of our securities of $364,534 on December 31, 2007. The increase reflects the receipt of proceeds from the issuance and sale of our securities.

Total assets on September 30, 2008, amounted to $1,429,216, as compared to $440,534 on December 31, 2007, and included, $655,000 in deferred acquisition costs relating to the contemplated acquisition of SDS.

In the event we consummate the transaction with SDS, we will require approximately $1.5 million for the next 12 months of operations. Accordingly, we will have to raise the additional funds required to fund our operations. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

As reported in our Annual Report on Form 10-KSB filed March 13, 2008, on October 18, 2007, we entered into a letter agreement with SDS providing, among other things, for payments in the aggregate amount of $60,000 to SDS. Said letter agreement was amended (i) on January 10, 2008, to provide for monthly payments of $30,000 to SDS commencing January 15, 2008, (ii) on May 18, 2008, to provide for monthly payments of $80,000 to SDS commencing May 18, 2008, and (iii) on October 20, 2008, to provide for monthly payments of $100,000 to SDS commencing August 15, 2008, and continuing until the earlier of the termination of said letter agreement or the consummation of the transaction with SDS.

Material Changes in Results of Operations

For the nine months ended September 30, 2008, we incurred a net loss of $151,371, as compared to a net loss of $40,050 in the nine months ended September 30, 2007. In the three months ended September 30, 2008, we incurred a net loss of $45,658, as compared to a net loss of $4,566 in the three months ended September 30, 2007. These increases in losses resulted primarily from an increase in accounting, legal and other professional fees , and promotion and advertising expenses associated with the negotiation and preparation of our agreement with the owners of SDS. Our cumulative net loss from October 5, 2006 (inception), through September 30, 2008, is $240,615.

Off-Balance Sheet Arrangements

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide information in response to this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three-month period ended September 30, 2008, we issued an aggregate of 2,886,332 units, each consisting of one share of common stock, one class A warrant entitling the holder to purchase a share of common stock for $0.25 for a term of one year, and one class B warrant entitling the holder to purchase a share of common stock for $0.375 for a term of three years. Aggregate gross proceeds from the sale of the units amounted to $432,999.75. The units were offered and sold without registration pursuant to exemptions from the registration requirements of the Securities Act of 1933. 220,000 of the units were offered and sold pursuant to the registration exemption provided by Rule 506 of Regulation D promulgated under the Securities Act, and the remaining 2,666,665 units were issued and sold pursuant to the exemption provided by Regulation S promulgated under the Securities Act. The Company did not engage in any public solicitation in connection with these sales and, in connection with offers and sales pursuant to Regulation S, no offers were made to US persons, there were no directed selling efforts and all sales were made in offshore transactions. In each case the investors made the required representations concerning their investment purposes, restrictions on resales, and their status as “accredited investors” as defined in Regulation D or “non-US persons” as defined in Regulation S.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
10.7	Letter Agreement, dated January 10, 2008, between PCMT Corporation and Suspect Detection Systems Ltd.

10.8	Letter Agreement, dated May 18, 2008, between PCMT Corporation and Suspect Detection Systems Ltd.

10.9	Letter Agreement, dated October 20, 2008, between PCMT Corporation and Suspect Detection Systems Ltd.

31.1	Rule 13a-14(a)/15d14(a) Certification

32.1	Section 1350 Certification

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCMT CORPORATION

Dated: November 10, 2008	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Interim Chief Executive Officer and
Chief Financial Officer