Form 10-K
period 2008-12-31
Suspect Detection Systems, Inc.
filed 2009-03-31
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 000-52792

SUSPECT DETECTION SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	98-0511645 (IRS Employer Identification No.)

4 Nafcha Street, Jerusalem, Israel 95508
(Address of principal executive offices)

+972 (2) 500-1128
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, cannot be computed as there was no reported trading on such date.

The number of shares of common stock issued and outstanding as of March 31, 2009, was 65,809,668 shares.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

PART I

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Suspect Detection Systems Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. Any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” or  “predicts.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.	Business.

Corporate Background

The Registrant was incorporated under the General Corporation Law of the State of Delaware on October 5, 2006.  Initially the Registrant focused on the business of offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel.  On November 14, 2007, the Registrant executed a letter of intent with Suspect Detection Systems Ltd., an Israeli corporation (“SDS”), providing for the acquisition of SDS by the Registrant.  Since the execution of the letter of intent with SDS, the Registrant’s activities have focused on the consummation of the acquisition of SDS by the Registrant.

On December 18, 2008, the Registrant and SDS executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009 SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Registrant, representing 51% of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $280,000 paid by the Registrant to SDS on December 22, 2008, and (b) the sum of $820,000 previously paid by the Registrant to SDS pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008 and October 20, 2008.

The Investment Agreement also provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) the Registrant will grant options to the shareholders of SDS to exchange their SDS ordinary shares into shares of the Registrant’s common stock; (ii) the Registrant will grant options to the holders of options to purchase SDS ordinary shares to exchange such options into options to purchase shares of the Registrant’s common stock; (iii) SDS will grant additional options, to Mr. Shoval and certain SDS employees or consultants, to purchase new SDS ordinary shares; and (iv) the Registrant will grant rights to Mr. Shoval and said SDS employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of the Registrant’s common stock.

At a special meeting of the Registrant’s shareholders on January 23, 2009, a proposal was approved to amend the Registrant’s Certificate of Incorporation for the purpose of changing its name from “PCMT Corporation” to “Suspect Detection Systems Inc.”

Business and History of SDS

SDS specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

SDS was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  In order to finance its research and development activities, SDS sought public funding and in 2005 the Transportation Security Administration of the US Department of Homeland Security (the “TSA”) awarded a grant to SDS to support the development of behavior pattern recognition technology.  Additional funding was obtained from the Israeli government and US and Israeli governmental security authorities performed evaluations and testing of SDS’s products in 2005.  In 2006 SDS obtained private financing, issuing shares of preferred stock and warrants to the NG – The Northern Group LP.  Additional US government funding was obtained in 2006 from the TSA .

Marketing

SDS markets its products to local and national law enforcement and homeland security authorities in Israel, the US, Mexico, Europe and Asia, as well as operators of critical infrastructure in the private sector such as oil and gas companies, the diamond industry and financial enterprises.  SDS has executed agreements with several companies and individuals all in the framework of its ordinary course of business , providing for assistance in the marketing of its products and endorsements.

Competition

SDS has identified a number of potential competitors, including developers of voice stress analysis equipment designed to remotely detect a person trying to lie during an interview, and developers of equipment designed to generate stimuli from a remotely location that will generate enough data about an individual to enable detection of hostile intent. Examples of  the Competitors are as follows :

WeCU Technologies
Nemesysco

Dependence on Major Customers

Approximately 30% of SDS’s revenue in 2008 was derived from services provided to a single customer, which is an agency of the government of Mexico.  Since the bulk of SDS’s revenues are generated by initial sales of its systems, as opposed ongoing support services, the loss of this customer may  have a material adverse impact on the business of SDS.

Intellectual Property

The United States Transportation Security Administration of the US Department of Homeland Security has certain rights in the technology developed by SDS, pursuant to a Cooperative Agreement between SDS and the TSA dated June 22, 2005.  The Cooperative Agreement relates to a $200,000 grant provided to SDS by the TSA in 2005 for the development and adaptation for use in the US of a prototype application designed to detect suspicious behavior.  Pursuant to the agreement, SDS granted an irrevocable, non-exclusive, paid-up license for US Government use of the technology development using the grant funds.  The license requires prior approval from SDS for any commercial use of the technology, with the exception of use by US Government contractors under procurement contracts, grants, cooperative agreements and other transactions awarded or entered into for US government purposes.

The Science and Technology Directorate of the US Department of Homeland Security has certain rights in the technology developed by SDS, pursuant to a Cooperative Agreement between SDS and the STD dated September 29, 2006.  The Cooperative Agreement relates to a $260,000 grant provided to SDS by the STD on June 7, 2005 pursuant to a proposal entitled Automated Internal Threat Detection.  In the agreement, SDS granted (i) a royalty free, nonexclusive, irrevocable license to the US Government to use and authorize others to use scientific, technical or other works based on or containing data first produced under the grant, and (ii) an irrevocable, non-exclusive, paid-up license to the US government to use registered patents development with grant funds for or on behalf of the US government.

Employees

On March 31, 2009 the Registrant did not have any full time employees and SDS had 6 full time employees

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information called for by this Item.

Item 2.	Description of Property.

SDS maintains its executive offices at 25 Bazel Street, Petach Tikva, Israel, where it leases approximately 150 square meters of office space at a monthly rent of approximately $8,500. The lease expires in August 2011 and the Company has an option to renew the lease for an additional  3 years .

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Registrant or SDS are parties or in which any director, officer or affiliate of the Registrant or SDS or any owner of record or beneficially of more than 5% of any class of voting securities of the Registrant or SDS is a party adverse to the Registrant or SDS or has an  interest adverse to the Registrant or SDS. The property of the Registrant and SDS is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

On January 23, 2009, at a special meeting of the shareholders of the Registrant, the shareholders approved changing the name of the company from PCMT Corporation to Suspect Detection Systems Inc. On December 24, 2008, the Record Date, there were 72,689,668 shares of common stock issued and outstanding. 41,335,163 shares of the common stock were represented at the meeting in person or by proxy, which shares constituted 56.86% of the issued and outstanding shares of common stock as of the Record Date, and therefore a quorum was present. At the meeting, the proposal to authorize the amendment of the Registrant’s Certificate of Incorporation for the purpose of changing the name of the Corporation from “PCMT Corporation” to “Suspect Detection Systems Inc.” was presented to the shareholders. 100% of the shares represented at the meeting granted the Board of Directors the authority to change the name of the Corporation. Accordingly the proposal was approved.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 6, 2007 under the ticker symbol PCMT, there have been only limited and sporadic quotations, and there is no established trading market for our common stock.

As of March 6, 2009, the ticker symbol was changed to SDSS as a result of the name change of the company.

As of March 31, 2009, there were approximately 119 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On January 1 , 2009 the Registrant executed consulting agreements with Amir Uziel and Lavi Krasney providing, among other things, for the issuance of 12,500 shares of the Registrant’s common stock to each of Messrs. Uziel and Krasney on the last business day of each month for a period of three years, in addition to $3,000 per month each in cash consideration.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information called for by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

As a result of the acquisition of 51% of Suspect Detection Systems Inc Ltd. in the beginning of the first quarter of 2009, within the next 12 months we plan to pursue the development and marketing of SDS’s products.

Results of Operations

As of the year ended December 31, 2008, we had no revenues, similar to the year ended December 31, 2007 where we also had no revenues.  Expenses increased from $82,475 in the year ended December 31, 2007 to $258,615 in the year ended December 31, 2008. This approximately 214% increase was a result of a $106,917 expense incurred as a result of shares issued for promotional services (as compared to no such expense in 2007), an increase in legal fees from $7,400 in the year ended December 31, 2007 to $55,288 in the year ended December 31, 2008, travel expense increased $2,190 to $28,345 and officer’s compensation increased from $8,000 to $20,200.

For the year ended December 31, 2008, the Registrant incurred a net loss of $251,267, as compared to a net loss of $82,037 in the year ended December 31, 2007.  The increase in losses resulted primarily from an increase in the expenses from December 31, 2007 to December 31, 2008. Our cumulative net loss during the period from October 5, 2006 (inception) through December 31, 2008 was $340,511.

Liquidity and Capital Resources

We estimate that we will require approximately $1 million for the next 12 months of operations.  We do not have sufficient resources to effectuate our current business. As of December 31, 2008, we had $179,565 available in cash. We expect to incur a minimum of $1,600,000 in expenses during the next 12 months of operations, including the following expenses: $300,000  in research and dev elopement costs; $ 700,000 in marketing expenses; and $600,000 in general overhead expenses such as corporate, legal and accounting services, office overhead, and general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders, issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the development and marketing of SDS’s products will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our registered independent auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues to fund our operations and capital requirements for the next 12 months. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

None.

Item 8.	Financial Statements and Supplementary Data

SUSPECT DETECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2008, and 2007	F-3

Statements of Operations for the Years Ended December 31, 2008, and 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception Through December 31, 2008
F-5
Statements of Cash Flows for Years Ended December 31, 2008, 2007, and Cumulative from Inception

Notes to Financial Statements December 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Suspect Detection Systems Inc (Formerly PCMT Corporation):

We have audited the accompanying balance sheets of Suspect Detection Systems Inc. (formerly PCMT Corporation) (a Delaware corporation in the development stage) as of December 31, 2008, and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, and 2007, and from inception (October 5, 2006) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suspect Detection System Inc. (formerly PCMT Corporation) as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, and 2007, and from inception (October 5, 2006) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 13, 2009

SUSPECT DETECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

ASSETS	December 31,
	2008	2007
Current Assets:
Cash in bank	$179,565	$6,245
Restricted cash	-	358,289
Due from Related Party - SDS	28,000	-
Prepaid expenses	143,392	-

Total current assets	350,957	364,534

Other Assets:
Deferred acquisition costs	1,135,000	75,500
Security deposit	-	500

Total other assets	1,135,000	76,000

Total Assets	$1,485,957	$440,534

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$807	$7,400
Accrued liabilities	7,750	8,525
Accrued officer's salary	5,000	5,000
Accrued office rent - Related party	8,052	4,452
Due to Director and stockholder	288	200

Total current liabilities	21,897	25,577

Total liabilities	21,897	25,577

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 72,689,668 and 61,500,000 shares issued and
outstanding in 2008 and 2007, respectively	7,269	6,150
Additional paid-in capital	1,797,302	119,801
Common stock subscribed - Nil and 2,621,666 shares
in 2008 and 2007, respectively	-	393,250
Less - Common stock subscriptions receivable	-	(15,000)
(Deficit) accumulated during the development stage	(340,511)	(89,244)

Total stockholders' equity	1,464,060	414,957

Total Liabilities and Stockholders' Equity	$1,485,957	$440,534

The accompanying notes to the financial statements are
an integral part of these balance sheets.

SUSPECT DETECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR YEARS ENDED DECEMBER 31 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH DECEMBER 31, 2008

	Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Promotional services paid by issued shares	106,917	-	106,917
Legal fees	55,288	7,400	62,688
Accounting and audit fees	20,000	18,500	42,500
Travel expense	28,345	2,190	30,535
Officer's compensation	20,200	8,000	28,200
Transfer agent fees	7,149	16,845	23,994
Consulting fees	5,000	7,400	12,400
Legal servics paid by issued shares	-	10,500	10,500
Filing fees	4,421	5,151	9,572
Office rent	3,600	3,600	8,052
Advertising and promotion	7,000	-	7,000
Other	695	2,889	4,189
Legal fees - Organization costs	-	-	1,500
Officers' compensation paid by issued shares	-	-	250

Total general and administrative expenses	258,615	82,475	348,297

(Loss) from Operations	(258,615)	(82,475)	(348,297)
	-
Other Income	7,348	438	7,786

Provision for income taxes	-	-	-

Net (Loss)	$(251,267)	$(82,037)	$(340,511)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	68,874,810	48,195,890

The accompanying notes to the financial statements are
an integral part of these statements

SUSPECT DETECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006)
THROUGH DECEMBER 31, 2008

					Less -	(Deficit)
					Common	Accumulated
			Additional	Common	Stock	During the
	Common stock		Paid-in	Stock	Subscriptions	Development
Description	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total

Balance - October 5, 2006	-	$-	$-	$-	$-	$-	$-
Common stock issued to officer at par value	100,000	10	(9)	-	(1)	-	-
Common stock issued for officer's compensation	25,000,000	2,500	(2,250)	-	-	-	250
Common stock issued for cash	12,600,000	1,260	30,240	-	(11,500)	-	20,000
Net (loss) for the period	-	-	-	-	-	(7,207)	(7,207)

Balance - December 31, 2006	37,700,000	$3,770	$27,981	$-	$(11,501)	$(7,207)	$13,043

Payment of common stock subscription	-	-	-	-	11,501	-	11,501
Common stock issued for cash	7,400,000	740	17,760	-	-	-	18,500
Common stock issued for cash	16,300,000	1,630	63,570	-	-	-	65,200
Common stock issued for services	100,000	10	10,490	-	-	-	10,500
Common stock subscribed- 2,621,666 shares	-	-	-	393,250	(15,000)	-	378,250
Net (loss) for the period	-	-	-	-	-	(82,037)	(82,037)

Balance - December 31, 2007	61,500,000	$6,150	$119,801	$393,250	$(15,000)	$(89,244)	$414,957

Payment of common stock subscription	-	-	-	-	15,000	-	15,000
Common stock subscribed - 5,568,337 shares	-	-	-	835,250	(67,000)	-	768,250
Common stock issued from subscribed shares	9,523,002	952	1,427,668	(1,228,500)	67,000	-	267,120
Common stock issued for services	1,666,666	167	249,833	-	-	-	250,000
Net (loss) for the period	-	-	-	-	-	(254,267)	(254,267)

Balance - December 31, 2008	72,689,668	$7,269	$1,797,302	$-	$-	$(343,511)	$1,461,060

The accompanying notes to the financial statements are
an integral part of this statement.

SUSPECT DETECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  YEARS ENDED DECEMBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH DECEMBER 31, 2008

	Year Ended		Cumulative
	Years Ended December 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(251,267)	$(82,037)	$(340,511)
Adjustments to reconcile net (loss) to net cash	-
(used in) operating activities:	-
Common stock issued for officers' compensation	-	-	250
Common stock issued for legal services	-	-	10,500
Common stock issued for promotional services	250,000	-	250,000
Changes in net liabilities-	-
Prepaid rent	-	2,000	-
Prepaid expenses	(143,392)	-	(143,392)
Security deposit	500	(500)	-
Accounts payable - Trade	(6,593)	5,900	807
Accrued liabilities	(775)	8,525	7,750
Accrued officer's salary	-	5,000	5,000
Accrued office rent - Related party	3,600	3,600	8,052

Net Cash (Used in) Operating Activities	(147,927)	(57,512)	(201,544)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	1,035,370	94,200	1,139,070
Stock subscriptions paid	15,000	389,751	404,751
Deferred acquisition costs	(1,059,500)	(75,500)	(1,135,000)
Due from Related Party - SDS	(28,000)	-	(28,000)
Due to Director and stockholder	88	-	288

Net Cash Provided by Financing Activities	(37,042)	408,451	381,109

Net Increase in Cash	(184,969)	350,939	179,565

Cash - Beginning of Period	364,534	13,595	-

Cash - End of Period	$179,565	$364,534	$179,565

Cash - End of Period Consisting of:

Cash in bank	$-	$6,245
Restricted cash	-	358,289

Total	$-	$364,534

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

On November 3, 2006, PCMT issued 2,500,000 (post forward stock split) shares of its common stock to its Director and Corporate Secretary at par value for services rendered.  The transaction was valued at $250.

On December 5, 2007, PCMT issued 100,000 (post forward stock split) shares of its common stock to an attorney for legal services rendered. The transaction was valued at $10,500.

On April 20, 2008, PCMT issued 666,6666 (post forward stock split) shares of its common stock to a third-party for marketing and promotional services for one year.  The transaction was valued at $100,000.

On October 1, 2008, PCMT issued 1,000,000 (post forward stock split) shares of its common stock to a third-party for marketing and promotional services for one year.  The transaction was valued at $150,000.

The accompanying notes to the financial statements are
an integral part of these statements.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Suspect Detection Systems Inc. (formerly PCMT Corporation) (“SDS” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Delaware on October 5, 2006.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  The accompanying financial statements of SDS were prepared from the accounts of the Company under the accrual basis of accounting.

In November 2006, SDS began a capital formation activity through a Private Placement Offering (“PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO #1.  SDS also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of its outstanding common stock on behalf of selling stockholders.  SDS will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, SDS began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2009, the Company declared PPO#2 closed.

In November 2007, the Company began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of November 15, 2008, the Company had subscribed 9,523,002 (December 31, 2007 – 2,621,666) units and had received approximately $1,428,000 (December 31, 2007 - $393,250 and subscription receivable of $15,000) in proceeds from PPO #3.  As of November 15, 2008, the Company had issued 9,523,002 shares (post forward stock split) of common stock subscribed and declared PPO#3 closed.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In October 2008, SDS began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of March 13, 2009, the Company had not subscribed any shares.

In January 2009, SDS completed the Investment Agreement between SDS and Suspect Detection Systems Ltd, an Israeli corporation (“SDS - Israel”).  Pursuant to the Investment Agreement, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS as consideration for the $280,000 paid by SDS to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS to SDS - Israel pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.  See Note 9 for more details.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once SDS has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2008, and 2007.

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

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company maintains a valuation allowance with respect to deferred tax assets.  SDS establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration SDS’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS could realize in a current market exchange.  As of December 31, 2008, and 2007, the carry value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of December 31, 2008, and 2007, SDS had $1,135,000 and $75,500 of deferred acquisition costs, respectively.

   Concentration of Risk

As of December 31, 2008, and 2007, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage of up to $250,000.

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

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

    Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and expenses for the years ended December 31, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  In January 2009, SDS completed the Investment Agreement between SDS and Suspect Detection Systems Ltd, an Israeli corporation (“SDS - Israel”).  Pursuant to the Investment Agreement, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS as consideration for the $280,000 paid by SDS to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS to SDS - Israel pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.  See Note 9 for more details.

During the period from inception (October 5, 2006) through December 31, 2008, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of February 5, 2007, SDS had received $50,000 in proceeds from PPO #1.  The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders.  SDS will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In October 2007, SDS began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2008, the Company declared PPO#2 closed.

In November 2007, the Company began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of November 15, 2008, the Company had subscribed 9,523,002 (December 31, 2007 – 2,621,666) units and had received approximately $1,428,000 (December 31, 2007 - $393,250 and subscription receivable of $15,000) in proceeds from PPO #3.  As of November 15, 2008, the Company had issued 9,523,002 shares (post forward stock split) of common stock subscribed and declared PPO#3 closed.

In October 2008, SDS began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of March 13, 2009, the Company had not subscribed any shares.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  SDS has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan.  These and other factors raise substantial doubt about SDS’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(3)           Loan from Director and Stockholder

As of December 31, 2008, and 2007, a loan from an individual who is a former Director, officer, and stockholder of the Company amounted to $288.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)           Appointment of Officers

On October 18, 2007, SDS appointed an individual as Chief Financial Officer (“CFO”).  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

On January 23, 2008, the Company appointed Mr. Stukalin as Treasurer.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS or until a successor is elected or appointed.

On April 30, 2008, Mr. Bernstein resigned as the Company’s Secretary and tendered his resignation as Director, effective May 31, 2008.

Mr. Kohen resigned as a Director of SDS and tendered his resignation as the Company’s President, effective May 5, 2008.

Mr. Zwebner was appointed as the Company’s interim Chief Executive Officer, and was elected as a Director of SDS.

(5)           Common Stock

On October 10, 2006, the Company issued 100,000 (post forward stock split) shares of its common stock to its Director, president, and treasurer at par value.  The transaction was valued at $1.

On November 3, 2006, SDS issued 25,000,000 (post forward stock split) of its common stock to its Director and corporate secretary for services rendered.  The transaction was valued at the par value of the common stock, or $250.

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

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders.  SDS will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, SDS began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2008, the Company declared PPO#2 closed.

In November 2007, the Company began a third capital formation activity through a Private Placement Offering (“PPO #3”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of November 15, 2008, the Company had subscribed 9,523,002 (December 31, 2007 – 2,621,666) units and had received approximately $1,428,000 (December 31, 2007 - $393,250 and subscription receivable of $15,000) in proceeds from PPO #3.  As of November 15, 2008, the Company had issued 9,523,000 shares (post forward stock split) of common stock subscribed and declared PPO#3 closed.

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

On December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings.  As part of this agreement, SDS issued to the attorney 100,000 shares (post forward stock split) of common stock on said date valued at $10,500.

On April 20, 2008, SDS entered into a written agreement with an unrelated third-party consulting company to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 666,666 shares (post forward stock split) of its unregistered common stock on said date valued at $100,000.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On October 1, 2008, SDS entered into a written agreement with an unrelated third-party consultant to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 1,000,000 shares (post forward stock split) of its unregistered common stock on said date valued at $150,000.

In October 2008, SDS began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of March 13, 2009, the Company had not subscribed any shares.

(6)           Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2008, and 2007 was as follows (assuming a 23 percent effective tax rate):

	Year Ended
	December 31,
	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$57,792	$18,868
Change in valuation allowance	(57,792)	(18,868)

Total deferred tax provision	$-	$-

SDS had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	As of
	December 31,
	2008	2007

Loss carryforwards	$78,318	$20,526
Less - Valuation allowance	(78,318)	(20,526)

Total net deferred tax assets	$-	$-

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, and 2007, the Company had approximately $340,511 and $89,244in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(7)           Related Party Transactions

As described in Note 3, as of December 31, 2008, and 2007, SDS owed $288 to an individual who is a former Director, president, and treasurer of SDS, and current stockholder of SDS.

As described in Note 5, the Company has issued 100,000 shares (post forward stock split) of its common stock to its Director, president, and treasurer at par value.  The transaction was valued at $1.

As described in Note 5, SDS has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 25,000,000 shares (post forward stock split) of its common stock at a value of $250.

Effective October 5, 2006, SDS entered into a verbal agreement with an individual who is a former Director, president, and treasurer of SDS, and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  As of December 31, 2008, and 2007, SDS had accrued $8,052 and $4,452, respectively, in office rent expense related to the lease.

As described in Note 4, on October 23, 2007, SDS entered into an employment agreement with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the years ended December 31, 2008, and 2007, SDS has recognized $20,200 and $8,000, respectively in officer’s compensation expense.

(8)           Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a former Director and officer of the Company and a current stockholder.  The monthly lease amount is $300.

As discussed in Note 4, on October 18, 2007, SDS appointed an individual as CFO.  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per calendar quarter and $5,000 per annual audit.  The employment agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

As discussed in Note 5, on December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings.  Legal services under the arrangement principally commenced during the period ended December 31, 2007.  The attorney will receive $3,000 per month and miscellaneous reimbursement of expenses incurred on SDS’s behalf.

On March 15, 2008, SDS entered into a written commitment with a third-party consultant to provide marketing and promotional assistance for up to 50 hours per month, beginning April 2008.  In return for these services, the consultant will receive a monthly service fee of $7,000, a stock option for purchasing 100,000 shares of common stock at $0.15 per share, and an annual performance-based bonus at the discretion of SDS.  In May 2008, this agreement was put on hold.  As of December 31, 2008, the options were not issued and may not be issued in the future depending on the resolution of the agreement.

As described in Note 5, on April 20, 2008, SDS entered into a written agreement with an unrelated third-party consulting company to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 666,666 shares (post forward stock split) of its unregistered common stock on said date valued at $100,000.

As described in Note 5, on October 31, 2008, SDS entered into a written agreement with an unrelated third-party consultant to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 1,000,000 shares (post forward stock split) of its unregistered common stock on said date valued at $150,000.

On January 20, 2009, an employment agreement was entered into between SDS - Israel and its Chief Executive Officer (CEO).  This agreement provides that the CEO will receive a base salary of NIS 63,000 per month, plus monthly contributions by SDS - Israel of an aggregate of 20.84 percent of the base salary towards the cost of the CEO’s life insurance, pension savings, disability insurance, severance compensation fund, and professional education.  SDS has agreed to guarantee the performance by Suspect Detection Systems, Ltd. of all its obligations under the employment agreement.

(9)           Business Combination

On October 18, 2007, SDS entered into a Letter Agreement with Suspect Detection Systems Ltd., an Israeli Corporation (“SDS - Israel”).  The Letter Agreement allows the Company to conduct a due diligence review of SDS - Israel and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated.  As part of the Letter Agreement, SDS committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS - Israel.  As of December 31, 2007, SDS had paid SDS - Israel $60,000.  In January 2008, SDS and SDS - Israel amended the Letter Agreement such that the Company agreed to advance SDS - Israel an additional $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement.  The amount of $60,000 previously paid by SDS to SDS - Israel as well as each monthly payment of $30,000 will reduce the $1,500,000 which SDS has committed to raise.  In May 2008, SDS and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement.  In August 2008, SDS and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement.  In December 2008, SDS and SDS - Israel entered into an Investment Agreement and the Company agreed to advance SDS - Israel an additional $280,000 and SDS - Israel shall issue to SDS 1,218,062 shares of SDS – Israel’s capital stock, par value NIS 0.01 per share, which will represent 51 percent of the issued and outstanding share capital of SDS - Israel.  As of December 31, 2008, SDS had paid SDS - Israel a cumulative total of $1,100,000.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On November 14, 2007, the Company entered into a Letter of Intent with SDS - Israel, pursuant to which SDS intends to acquire all of the issued and outstanding capital stock of SDS - Israel.  In consideration thereof, SDS will issue to the stockholders of SDS - Israel no less than 28,600,000 (post forward stock split) shares of SDS’s common stock, or such number of shares of SDS’s common stock representing not less than 31 percent of SDS’s issued and outstanding shares of common stock at the time of closing.  The closing of the transaction will take place after SDS has raised a minimum of $500,000 from PPO #3.  SDS has also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees.  As of December 31, 2008, SDS had paid $15,000 (2007 - $8,000) in legal fees, and $20,000 (2007 - $8,000) in accounting fees in addition to the $1,100,000 (2007 - $60,000) described above for a total $1,135,000 (2007 - $75,500).  During the year ended December 31, 2008, the Company paid $15,000 and $32,500 on behalf of SDS - Israel for additional accounting and legal expenses, respectively.  As of December 31, 2008, the Company reflected a receivable in the accompanying financial statements in the amount of $28,000 related to the accounting and legal fees paid on behalf of SDS - Israel.

On April 30, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) between SDS and SDS - Israel.  Pursuant to the Exchange Agreement, SDS will acquire on the closing date of the agreement 100 percent of the outstanding capital stock of SDS - Israel (1,170,295 shares), in exchange for 21,768,032 newly issued shares of its common stock, and options to purchase 6,831,968 shares of its common stock at an exercise price of $0.0001 per share at any time on or before the 10th anniversary of issuance of SDS’s options.  The parties agreed that the fair value of the transaction was $4,290,000.  On the closing date of the Agreement, SDS - Israel will become a wholly owned subsidiary of SDS.  As a result of the Agreement, the stockholders of SDS - Israel will become the beneficial owners of approximately 31 percent of SDS’s outstanding common stock on the closing date of the Agreement.  On December 18, 2008, the Company and SDS - Israel entered into a Termination Agreement and terminated the Agreement, effective immediately.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On January 20, 2009, SDS and SDS - Israel completed the transactions under the Exchange Agreement.  At closing, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS, as consideration for $280,000 paid by SDS to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS to SDS - Israel pursuant to the letter agreements dated October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.

SDS - Israel was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  SDS specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS – Israel completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS – Israel is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

(10)           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of SDS does not believe that this new pronouncement will have a material impact on its financial statements.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  SDS does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements.  This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.  The management of SDS does not expect the adoption of this pronouncement to have a material impact on its financial statements.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

▪	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
▪	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
▪	Disclosure of information about credit-risk-related contingent features; and
▪	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of SDS does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  Management of SDS does not expect the adoption of this pronouncement to have material impact on its financial statements.

(11)           Subsequent Events

On January 20, 2009, an employment agreement was entered into between SDS - Israel and its Chief Executive Officer (“CEO”).  This agreement provides that the CEO will receive a base salary of NIS 63,000 per month, plus monthly contributions by SDS - Israel of an aggregate of 20.84 percent of the base salary towards the cost of the CEO’s life insurance, pension savings, disability insurance, severance compensation fund, and professional education.  SDS has agreed to guarantee the performance by SDS - Israel of all its obligations under the employment agreement.

On December 24, 2008, SDS’s shareholders resolved to change its name from PCMT Corporation to Suspect Detection Systems Inc.  On January 27, 2009, the Company filed with the Secretary of State of Delaware an amendment to its Certificate of Incorporation to reflect the change.

On January 20, 2009, the Exchange Agreement between SDS and SDS - Israel was completed.  At closing, SDS - Israel issued 1,218,062 shares of its capital stock, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS in consideration of $280,000 paid pursuant to the Investment Agreement dated December 18, 2008, and $820,000 paid pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, an October 20, 2008.   Pursuant to the Exchange Agreement, the former secretary and Director of SDS returned and cancelled 7,000,000 shares of SDS’s common stock.

SUSPECT DECTECTION SYSTEMS INC.
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On January 20, 2009, the Investment Agreement between SDS and SDS - Israel were completed.  At closing, SDS - Israel issued 1,218,062 shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS in consideration of $280,000 paid pursuant to the Investment Agreement dated December 18, 2008, and $820,000 paid pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, an October 20, 2008.

Pursuant to the Investment Agreement, former secretary and Director of SDS returned and cancelled 7,000,000 shares of SDS’s common stock outstanding.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective, as of December 31, 2008, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit us to provide only management’s report in this annual report.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there is only one person dealing with general administrative and financial matters. However, at this time management has decided that considering the ability of the employee now involved and the quantity of transactions, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and executive officers are:

Name	Age	Position

Asher Zwebner	44	Interim Chief Executive Officer, Chief Financial Officer and Director

Shabtai Shoval	47	Chief Executive Officer of SDS

Eran Druckman	47	President of SDS

The business address of our directors and officers is c/o Suspect Detection Systems Ltd., 25 Bazel Street, Petach Tikva, Israel.  Our Directors hold office until the next annual meeting of shareholders or until their successor is duly elected and qualified.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.  Set forth below is a summary description of the principal occupation and business experience, during the past five years, of our sole director, who also serves as our interim chief executive officer and our chief financial officer, and of the chief executive officer and the president of SDS.

During the past five years none of our officers and directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity as director or an executive officer of the Registrant, and none of them have been affiliated with any company that been involved in bankruptcy proceedings.

Asher Zwebner has served as our Chief Financial Officer since October 18, 2007, and, since April 30, 2008, he has also served as our interim chief executive officer and our sole director.  Since July 17, 2008, Mr. Zwebner has served as a director of PowerRaise Inc., a Nevada corporation that is engaged in the development of Internet telephony applications.  Since January 1, 2007, Mr. Zwebner has served as the chief financial officer of SinoBiomed Inc., a Delaware corporation that is engaged in the Chinese biopharmaceutical industry, and from November 2004 until October 2006 Mr. Zwebner served as a director of SinoBiomed. Since May 2002 Mr. Zwebner has also served as the chief financial officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer & Gabbay (a member of Ernst and Young Global). Mr. Zwebner is a certified public accountant in Israel and in the United States, and received a bachelor's degree in accounting and finance from Touro College in 1988.

Shabtai Shoval is a founder of SDS and has served as its chief executive officer since its inception in April 2004.  Mr. Shabtai was a founder of SDS and he has over 15 years of experience as a senior executive in the electronics and telecommunications industries.  From October 1999 to March 2004 Mr. Shoval served as the chief executive officer of the TVGate division of Comverse Technology, Inc., a developer of software and related services for multimedia communication and information processing applications.  From October 1995 to October 1998 Mr. Shoval served as vice president of Telrad Holdings Ltd., a subsidiary of Koor Industries Ltd.  Mr. Shoval has also served as the president of the Israeli Cable TV Association and as a director of numerous privately held companies involved in the electronics and telecommunications industries, including Exalink Ltd. and Algorithmic Research Ltd.  In 1992 Mr. Shoval served as a special adviser in the office of the prime minister of Israel.

Eran Druckman is a founder of SDS and has served as its president since its inception in April 2004. Mr. Druckman has over eight years of senior management experience in the electronics, telecommunications and security services industries.  Mr. Druckman served as a vice-president for sales at Nice Systems Intelligence Solutions, a division of Nice Systems Ltd. (NASDAQ: NICE) from 2004 to 2008, and a vice-president for sales and marketing at the TVGate division of Comverse Technology, Inc., a developer of software and related services for multimedia communication and information processing applications from 2000 to 2004.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers because of the financial constraints.  The Board of Directors intends to approve a code of ethics in 2009.

Audit Committee

We do not presently have a separately constituted audit committee or an audit committee financial expert.  Our entire Board of Directors acts as our audit committee.

Item 10.	Executive Compensation

To date, none of our executive officers or directors have received or earned any compensation or bonus for services rendered, with the exception of (i) the compensation paid to our chief financial officer, Asher Zwebner, pursuant to his employment agreement dated October 23, 2007, which is described in more detail below, (ii) 25,000,000 shares of Common Stock that were issued to our former secretary and director, Yosef Nachum Benstein, on November 6, 2006 as compensation for expenses and services valued at $250, and (iii) 100,000 shares of Common Stock that were issued to our former president, treasurer and director, Nachman Shlomo Cohen, on October 10, 2006.  We do not maintain key-man life insurance for any of our executive officers or directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Asher Zwebner,	2007	$		0	0	0	0	0	0	$
Interim CEO and CFO	2008		$15,000	0	0	0	0	0	0		$15,000

Shabtai Shoval	2007
	2008

Eran Druckman	2007
	2008

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We executed an employment agreement with our chief financial officer, Asher Zwebner, on October 23, 2007.  The agreement provides for payments of $3,000 and $5,000, respectively, as compensation for each quarterly and annual report filed by the Registrant with the Securities and Exchange Commission, as well as unspecified additional compensation for additional work in connection with special accounting or regulatory requirements and current reports on Form 8-K, and reimbursement of normal and reasonable expenses.  The Registrant can terminate the agreement at any time for cause, or without cause upon 30 days prior written notice.  Mr. Zwebner may terminate the agreement without good reason (as defined therein) at any time, or with good reason upon 30 days prior written notice.  The agreement includes customary covenants regarding confidentiality and non-solicitation of the Registrant’s business or employees for a period of one year following its termination.

 SDS executed an employment agreement with its chief executive officer, Shabtai Shoval, on December 18, 2008.  The agreement provides for a base monthly salary of 63,000 New Israeli Shekels, plus monthly contributions by SDS of an aggregate of 20.84% of the base salary towards the cost of Mr. Shoval’s life insurance, pension savings, disability insurance, severance compensation fund and professional education (collectively, the “Benefits”).  In addition, SDS will provide Mr. Shoval with an automobile, a cellular telephone and reimbursement for reasonable expenses incurred in connection with his duties.  The agreement may be terminated by either party at will, upon 365 days prior written notice.  If SDS terminates the agreement without cause prior to the expiration of three years, in addition to compensation during the 365 day notice period Mr. Shoval is entitled to a lump sum cash payment in an amount (the “Package Value”) equal to (x) the sum of the base monthly salary, SDS’s monthly contributions towards the cost of the Benefits and SDS gross cost for the provision of an automobile and cellular telephone, multiplied by (y) the number of months during the period commencing 365 days after such termination and ending on the third anniversary of the date of the agreement.  If Mr. Shoval terminates the agreement without cause after the expiration of one year or if SDS terminates the agreement without cause after the expiration of three years, Mr. Shoval is entitled to a lump sum cash payment in an amount equal to six times the Package Value.  The agreement includes customary covenants regarding confidentiality and non-competition with the business of SDS for a period of one year following its termination.  Pursuant to the Investment Agreement, on January 20, 2009 the Registrant executed and delivered a guarantee of all of SDS’s obligations to Mr. Shoval pursuant to this agreement.

Eran Druckman, who is employed by SDS without a written employment contract, has received a monthly salary of 40,000 New Israeli Shekels since June 2008.

We do not have any compensation plans or other arrangements for directors, executive officers, employees, or consultants that would be triggered by a change-in-control.

Our Board of Directors does not have a formally constituted compensation.  Asher Zwebner, our interim chief executive, chief financial officer and sole director, determines all matters concerning executive officer compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 31, 2009, the number of shares of common stock beneficially owned by (i) each person or entity known to the Registrant to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Registrant; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Yosef Nachum Benstein	4,900,000	7.45%

Asher Zwebner	120,000	0.20%

All directors and executive officers (two persons)	5,020,000	7.65%

Changes in Control

Pursuant to the Second Agreement, as contemplated by the Investment Agreement, the Registrant plans to issue certain put options to the option and shareholders of SDS and exchange certain securities of SDS for options to purchase an aggregate of 29,089,922 shares of the Registrant’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14.	Principal Accountant Fees and Services

Davis Accounting Group P.C. provided audit services to the Registrant in connection with its annual reports for the fiscal years ended December 31, 2008 and 2007. The aggregate fees billed by Davis Accounting Group P.C. for the audit of the Registrant’s annual financial statements and a review of the Registrant’s quarterly financial statements during the fiscal year ended December 31, 2008 and 2007, were:

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$14,000	$14,000

Audit Committee Pre-Approval

The Registrant does not have a standing audit committee.  All audit, audit-related, tax, and all other fees paid to Davis Accounting Group P.C. were pre-approved by the Registrant’s Board of Directors.

PART IV
Item 15.	Exhibits, and Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of Company (annexed to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 12, 2007).

3.2	Bylaws of the Company (annexed to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 12, 2007).

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

SUSPECT DETECTION SYSTEMS INC.

Dated: March 31 , 2009	By:	/s/ Asher Zwebner
Asher Zwebner
Interim Chief Executive Officer, Chief Financial Officer and Sole Director (Principal Executive Officer, Financial, and Accounting officer)