Form 10-Q
period 2009-03-31
Suspect Detection Systems, Inc.
filed 2009-05-20
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52792

SUSPECT DETECTION SYSTEMS INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	98-0511645 (IRS Employer ID Number)

4 Nafcha Street, Jerusalem, Israel 95508
(Address of principal executive offices)

 +972 (2) 500-1128
 (Registrant’s telephone number)

PCMT CORPORATION
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

Interim Consolidated Financial Statements-

Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations for the Three Months Ended March 31, 2009,
and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for Three Months Ended March 31, 2009,
2008, and Cumulative from Inception	F-4

Notes to Consolidated Interim Financial Statements March 31, 2009,
and December 31, 2008	F-6

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$547,629	$179,565
Restricted cash	15,827	-
Due from related party - SDS	-	28,000
Inventory	43,882
Prepaid expenses	145,739	143,392
Total current assets	753,077	350,957
Property and Equipment, net	15,638	-
Other Assets:
Deferred acquisition costs	-	1,135,000
Severance pay fund deposit	44,728	-
Goodwill	1,033,121	-
Total other assets	1,077,849	1,135,000
Total Assets	$1,846,564	$1,485,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$9,796	$807
Customer deposits	451,489	-
Accrued liabilities	111,345	20,802
Accrued severance pay	56,421	-
Due to related parties	17,086	-
Due to Director and stockholder	288	288
Total current liabilities	646,425	21,897
Total liabilities	646,425	21,897
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 65,809,668 and 72,689,668 shares issued and outstanding in 2009 and 2008, respectively	6,580	7,269
Additional paid-in capital	1,815,991	1,797,302
(Deficit) accumulated during the development stage	(629,094)	(340,511)
Total Suspect Detection Systems, Inc. equity	1,193,477	1,464,060
Noncontrolling Interest	6,662	-
Total stockholders' equity	1,200,139	1,464,060
Total Liabilities and Stockholders' Equity	$1,846,564	$1,485,957

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THREE MONTHS ENDED MARCH 31 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH MARCH 31, 2009
(UNAUDITED)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Revenues, net	$168,982	$-	$168,982
Cost of Revenues	37,457	-	$37,457
Gross Profit	131,525	-	131,525
Expenses:
Research and Development	39,747	-	39,747
Sales and marketing	108,543	-	108,543
General and administrative	368,673	41,003	716,970
Total operating expenses	516,963	41,003	865,260
(Loss) from Operations	(385,438)	(41,003)	(733,735)
Other Income	5,634	2,218	13,420
Provision for income taxes	-	-	-
Net (Loss) Before Noncontrolling Interest	(379,804)	(38,785)	(720,315)
Less - Loss Attributable to Noncontrolling Interest	91,221	-	91,221
Net (Loss)	$(288,583)	$(38,785)	$(629,094)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	67,189,668	61,981,461

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  THREE MONTHS ENDED DMARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH MARCH 31, 2009
(UNAUDITED)

	Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(379,804)	$(38,785)	$(720,315)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	18,000	-	18,250
Common stock issued for legal services	-	-	10,500
Common stock issued for promotional services	-	-	250,000
Depreciation Expense	1,489	-	1,489
Changes in Current Assets and Liabilities-
Inventory	31,404	-	31,404
Prepaid expenses	44,137	-	(99,255)
Accounts payable - Trade	414	(6,900)	1,221
Accrued liabilities	(10,540)	4,635	(2,790)
Advance from Customer	(27,762)	-	(27,762)
Accrued Severance pay	8,620	-	8,620
Accrued officer's salary	(5,000)	(2,000)	-
Accrued office rent - Related party	900	900	8,952
Net Cash (Used in) Operating Activities	(318,142)	(42,150)	(519,686)

Investing Activities:
Deposit in Severance pay fund	(3,902)	-	(3,902)
Purchases of Property and Equipment	(1,108)	-	(1,108)
Net Cash (Used in) Investing Activities	(5,010)	-	(5,010)

Financing Activities:
Issuance of common stock for cash	-	617,450	1,139,070
Stock subscriptions paid	-	(107,000)	404,751
Deferred acquisition costs	-	(8,000)	(1,135,000)
Due from related party - SDS	-	-	(28,000)
Due to Director and stockholder	17,071	-	17,359
Net Cash Provided by Financing Activities	17,071	502,450	398,180
Net Increase(Decrease) in Cash	(306,081)	460,300	(126,516)
Cash - Beginning of Period	853,710	364,534	674,145
Cash - End of Period	$547,629	$824,834	$547,629
Cash - End of Period Consisting of:
Cash in bank	$547,629	$824,834	$547,629
Restricted cash	15,827	-	15,827
Total	$563,456	$824,834	$563,456
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE  THREE MONTHS ENDED DMARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH MARCH 31, 2009
(UNAUDITED)

On November 3, 2006, SDS Inc. issued 2,500,000 (post forward stock split) shares of its common stock to its Director and Corporate Secretary at par value for services rendered.  The transaction was valued at $250.

On December 5, 2007, SDS Inc. issued 100,000 (post forward stock split) shares of its common stock to an attorney for legal services rendered. The transaction was valued at $10,500.

On April 20, 2008, SDS Inc. issued 666,6666 (post forward stock split) shares of its common stock to a third-party for marketing and promotional services for one year.  The transaction was valued at $100,000.

On October 1, 2008, SDS Inc. issued 1,000,000 (post forward stock split) shares of its common stock to a third-party for marketing and promotional services for one year.  The transaction was valued at $150,000.

On January 16, 2009, SDS Inc. issured 120,000 (post forward stock split) shares to its Chief Financial Officer, Mr.Zwebner for services rendered. The transaction was valued at $18,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Suspect Detection Systems Inc. (formerly PCMT Corporation) (“SDS Inc.” or the “Company”) is a Delaware corporation in the development stage and conducts its operations through its 51 percent owned subsidiary, Suspect Detection System, Ltd, an Israeli Corporation(“SDS - Israel”).  The Company was incorporated under the laws of the State of Delaware on October 5, 2006.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  The accompanying consolidated financial statements of SDS Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

In November 2006, SDS Inc. began a capital formation activity through a Private Placement Offering (“PPO #1”), exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of February 5, 2007, the Company had received $50,000 in proceeds from the PPO #1.  SDS Inc. also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of its outstanding common stock on behalf of selling stockholders.  SDS Inc. will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, SDS Inc. began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2009, the Company declared PPO#2 closed.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of March 31, 2009, the Company had not subscribed any shares.

On November 14, 2007, SDS Inc. executed a letter of intent with SDS - Israel, providing for the acquisition of SDS - Israel by the Company.  Since the execution of the letter of intent with SDS - Israel, the Company’s activities have focused on the consummation of the acquisition of SDS - Israel.  On December 18, 2008, the Company and SDS - Israel executed and delivered an investment (the “Investment Agreement”).

In January 2009, SDS Inc. completed the Investment Agreement between SDS Inc. and SDS - Israel.  Pursuant to the Investment Agreement, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS Inc. as consideration for the $280,000 paid by SDS Inc. to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS Inc. to SDS - Israel pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.

On December 24, 2008, SDS Inc.’s shareholders resolved to change its name from PCMT Corporation to Suspect Detection Systems, Inc.  On January 27, 2009, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to reflect this change.  (See Note 9 for additional information).

   Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly SDS Inc.’s consolidated financial position as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 51 percent-owned Israeli subsidiary, Suspect Detection Systems, Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2009, and 2008.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  SDS Inc. establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration SDS Inc.’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carry value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

  Concentration of Risk

As of March 31, 2009, and December 31, 2008, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage of up to $250,000 per institution.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

   Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

  Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in a business combination.  In accordance with Statement of Financial Accounting Statement No.142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), goodwill is not amortized but reviewed annually for impairment.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and is devoting substantially all of its efforts toward conducting marketing of its products. The Company’s activities also include capital formation, and building infrastructure.  The Company had losses of approximately $288,583 for the three months ended March 31, 2009 (2008-$38,785) and, as of March 31, 2009, the Company had an accumulated deficit of approximately $629,094 (2008-$340,511).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  In January 2009, SDS Inc. completed the Investment Agreement between SDS Inc. and SDS - Israel.  Pursuant to the Investment Agreement, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS Inc. as consideration for the $280,000 paid by SDS Inc. to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS Inc. to SDS - Israel pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.

During the period from inception (October 5, 2006) through March 31, 2009, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of February 5, 2007, SDS Inc. had received $50,000 in proceeds from PPO #1.  The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders.  SDS Inc. will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

In October 2007, SDS Inc. began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2008, the Company declared PPO#2 closed.

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

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of March 31, 2009, the Company had not subscribed any shares.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company is devoting substantially all of its efforts toward conducting marketing of its products. The Company’s activities also include raising capital, and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company's ability to continue to operate as a going concern is dependent upon additional financial support. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(3)           Loan from Director and Shareholder

As of March 31, 2009, and December 31, 2008, a loan from an individual who is a former Director, officer, and shareholder of the Company amounted to $288.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)           Appointment of Officers

On October 18, 2007, SDS Inc. appointed an individual as Chief Financial Officer (“CFO”).  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

On January 23, 2008, the Company appointed Mr. Stukalin as Treasurer.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS Inc. or until a successor is elected or appointed.

On April 30, 2008, Mr. Bernstein resigned as the Company’s Secretary and tendered his resignation as Director, effective May 31, 2008.

Mr. Kohen resigned as a Director of SDS Inc. and tendered his resignation as the Company’s President, effective May 5, 2008.

Mr. Zwebner was appointed as the Company’s interim Chief Executive Officer, and was elected as a Director of SDS Inc.

(5)           Common Stock

On October 10, 2006, the Company issued 100,000 (post forward stock split) shares of its common stock to its Director, president, and treasurer at par value.  The transaction was valued at $1.

On November 3, 2006, SDS Inc. issued 25,000,000 (post forward stock split) of its common stock to its Director and corporate secretary for services rendered.  The transaction was valued at the par value of the common stock, or $250.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders.  SDS Inc. will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, SDS Inc. began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 to 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2008, the Company declared PPO#2 closed.

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

On November 14, 2007, the Company notified the NASD of its intention to implement a 10-for-1 forward stock split of its issued and outstanding common stock to the holders of record as of November 23, 2007.  Such forward stock split was effective as of November 26, 2007.  The accompanying consolidated financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings.  As part of this agreement, SDS Inc. issued to the attorney 100,000 shares (post forward stock split) of common stock on said date valued at $10,500.

On April 20, 2008, SDS Inc. entered into a written agreement with an unrelated third-party consulting company to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 666,666 shares (post forward stock split) of its unregistered common stock on said date valued at $100,000.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

On October 1, 2008, SDS Inc. entered into a written agreement with an unrelated third-party consultant to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 1,000,000 shares (post forward stock split) of its unregistered common stock on said date valued at $150,000.

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of March 31, 2009, the Company had not subscribed any shares.

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On January 19, the former secretary and Director of SDS Inc. returned 7,000,000 shares of SDS Inc.’s common stock, which shares were cancelled.

(6)           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

	Three Months Ended
	March 31,
	2009	2008

Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$87,354	$8,921
Change in valuation allowance	(87,354)	(8,921)
Total deferred tax provision	$-	$-

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

SDS Inc. had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
Loss carryforwards	$165,672	$78,318
Less - Valuation allowance	(165,672)	(78,318)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, and December 31, 2008, the Company had approximately $720,315 and $340,511 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(7)           Related Party Transactions

As described in Note 3, as of March 31, 2009, and 2008, SDS Inc. owed $288 to an individual who is a former Director, president, and treasurer of SDS Inc., and a current stockholder.

As described in Note 5, the Company has issued 100,000 shares (post forward stock split) of its common stock to its Director, president, and treasurer at par value.  The transaction was valued at $1.

As described in Note 5, SDS Inc. has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 25,000,000 shares (post forward stock split) of its common stock at a value of $250.

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, president, and treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  As of March 31, 2009, and 2008, SDS Inc. had accrued $8,952 and $8,052, respectively, in office rent expense related to the lease.

As described in Note 4, on October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the three months ended March 31, 2009 and 2008, SDS Inc. recognized $3,000 and $20,200, respectively in officer’s compensation expense.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

(8)           Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a former Director and officer of the Company and a current stockholder.  The monthly lease amount is $300.

As discussed in Note 4, on October 18, 2007, SDS Inc. appointed an individual as CFO.  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per calendar quarter and $5,000 per annual audit.  The employment agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

As discussed in Note 5, on December 5, 2007, the Company entered into a written commitment with a third-party attorney to provide legal services and assistance with required SEC filings.  Legal services under the arrangement principally commenced during the period ended December 31, 2007.  The attorney will receive $3,000 per month and miscellaneous reimbursement of expenses incurred on SDS Inc.’s behalf.

On March 15, 2008, SDS Inc. entered into a written commitment with a third-party consultant to provide marketing and promotional assistance for up to 50 hours per month, beginning April 2008.  In return for these services, the consultant will receive a monthly service fee of $7,000, a stock option for purchasing 100,000 shares of common stock at $0.15 per share, and an annual performance-based bonus at the discretion of SDS Inc.  In May 2008, this agreement was placed on hold.  As of December 31, 2008, the options were not issued and may not be issued in the future depending on the resolution of the agreement.

As described in Note 5, on April 20, 2008, SDS Inc. entered into a written agreement with an unrelated third-party consulting company to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 666,666 shares (post forward stock split) of its unregistered common stock on said date valued at $100,000.

As described in Note 5, on October 31, 2008, SDS Inc. entered into a written agreement with an unrelated third-party consultant to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 1,000,000 shares (post forward stock split) of its unregistered common stock on said date valued at $150,000.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

On January 20, 2009, an employment agreement was entered into between SDS - Israel and its Chief Executive Officer (CEO).  This agreement provides that the CEO will receive a base salary of NIS 63,000 per month, plus monthly contributions by SDS - Israel of an aggregate of 20.84 percent of the base salary towards the cost of the CEO’s life insurance, pension savings, disability insurance, severance compensation fund, and professional education.  SDS Inc. has agreed to guarantee the performance by SDS - Israel of all its obligations under the employment agreement.

(9)           Business Combination

On October 18, 2007, SDS Inc. entered into a Letter Agreement with SDS - Israel.  The Letter Agreement allowed the Company to conduct a due diligence review of SDS - Israel and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated.  As part of the Letter Agreement, SDS Inc. committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS - Israel.  As of December 31, 2007, SDS Inc. had paid SDS - Israel $60,000.  In January 2008, SDS Inc. and SDS - Israel amended the Letter Agreement such that the Company agreed to advance SDS - Israel an additional $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement.  The amount of $60,000 previously paid by SDS Inc. to SDS - Israel as well as each monthly payment of $30,000 served to reduce the $1,500,000 which SDS Inc. was committed to raise.  In May 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement.  In August 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement.  In December 2008, SDS Inc. and SDS - Israel entered into an Investment Agreement and the Company agreed to advance SDS - Israel an additional $280,000 and SDS - Israel issued to SDS Inc. 1,218,062 shares of SDS – Israel’s capital stock, par value NIS 0.01 per share, which represented 51 percent of the issued and outstanding share capital of SDS - Israel.  As of December 31, 2008, SDS Inc. had paid SDS - Israel a cumulative total of $1,100,000.

On November 14, 2007, the Company entered into a Letter of Intent with SDS - Israel, pursuant to which SDS Inc. intended to acquire all of the issued and outstanding capital stock of SDS - Israel.  In consideration thereof, SDS Inc. is to issue to the stockholders of SDS - Israel no less than 28,600,000 (post forward stock split) shares of SDS Inc.’s common stock, or such number of shares of SDS Inc.’s common stock representing not less than 31 percent of SDS Inc.’s issued and outstanding shares of common stock at the time of closing.  The closing of the transaction was to take place after SDS Inc. had raised a minimum of $500,000 from PPO #3.  SDS Inc. also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees.  As of December 31, 2008, SDS Inc. had paid $15,000 (2007 - $8,000) in legal fees, and $20,000 (2007 - $8,000) in accounting fees in addition to the $1,100,000 (2007 - $60,000) described above for a total $1,135,000 (2007 - $75,500).  During the year ended December 31, 2008, the Company paid $15,000 and $32,500 on behalf of SDS - Israel for additional accounting and legal expenses, respectively.  As of December 31, 2008, the Company reflected a receivable in the accompanying financial statements in the amount of $28,000 related to the accounting and legal fees paid on behalf of SDS - Israel.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

On April 30, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) between SDS Inc. and SDS - Israel.  Pursuant to the Agreement, SDS Inc. was to acquire on the closing date of the agreement 100 percent of the outstanding capital stock of SDS - Israel (1,170,295 shares), in exchange for 21,768,032 newly issued shares of its common stock, and options to purchase 6,831,968 shares of its common stock at an exercise price of $0.0001 per share at any time on or before the 10th anniversary of issuance of SDS Inc.’s options.  The parties agreed that the fair value of the transaction was $4,290,000.  On the closing date of the Agreement, SDS - Israel was to become a wholly owned subsidiary of SDS Inc.  As a result of the Agreement, the stockholders of SDS - Israel were to become the beneficial owners of approximately 31 percent of SDS Inc.’s outstanding common stock on the closing date of the Agreement.  On December 18, 2008, the Company and SDS - Israel entered into a Termination Agreement and terminated the Agreement, effective immediately.

On January 20, 2009, SDS Inc. and SDS - Israel completed the transactions under the Exchange Agreement.  At closing, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS Inc., as consideration for $280,000 paid by SDS Inc. to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS Inc. to SDS - Israel pursuant to the letter agreements dated October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.

On December 24, 2008, SDS Inc.’s shareholders resolved to change its name from PCMT Corporation to Suspect Detection Systems, Inc.  On January 27, 2009, the Company filed with the Secretary of State of Delaware an amendment to its Certificate of Incorporation to reflect this change.

SDS - Israel was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  SDS – Israel specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS – Israel completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS – Israel is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(10)           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of SDS Inc. does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of SDS Inc. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements.  This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.  The management of SDS Inc. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of SDS Inc. does not expect the adoption of this pronouncement to have a material impact on its financial statements.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
(FORMERLY PCMT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  Management of SDS Inc. does not expect the adoption of this pronouncement to have material impact on its financial statements.

(11)           Subsequent Events

On April 1, 2009, a consulting agreement was entered between SDS Inc. and L.A. Investments Ltd. (the “Consultant”).  The Consultant agreed to render assistance and advice to the Company relating to capitalization and financing of the Company. The Consulting Agreement is for a term of three years, commencing on April 1, 2009.  In consideration for such services, the Company agreed to compensate the Consultant in the amount of $6,500 quarterly, commencing on April 1, 2009.

In addition, the Company agreed to issue to the Consultant warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock. On each of April 1, 2009, September 1, 2009, March 1, 2010, and September 1, 2010, provided that the Consulting Agreement is still in force, the Company shall issue a warrant to purchase 450,000 shares of the Company’s common stock. Each common stock purchase warrant entitles the Consultant to purchase one share of the Company’s common stock at an exercise price of $0.15 per share and is exercisable for a period of two years.

On May 6, 2009, Constantin Stukalin resigned as Treasurer, Secretary and Director of the Company. On May 6, 2009, the Board of Directors of the Company appointed Julius Klein as the Treasurer, Secretary and a Director, effective immediately, to serve at the discretion of the Board, until his successor(s) are duly appointed and qualified.  In connection with his appointment as an officer and a Director of the Company, the Board of Directors approved a one time issuance of 50,000 shares of the Company’s common stock.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “Suspect,” the “Company,” “we,” “our” or “us” refer to Suspect Detection Systems, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

The Company was incorporated under the General Corporation Law of the State of Delaware on October 5, 2006.  Initially, the Company focused on the business of offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel.  On November 14, 2007, the Company executed a letter of intent with Suspect Detection Systems Ltd., an Israeli corporation (“SDS”), providing for the acquisition of SDS by the Company.  Since the execution of the letter of intent with SDS, the Company’s activities have focused on the consummation of the acquisition of SDS by the Company.

On December 18, 2008, the Company and SDS executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009 SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Company, representing 51% of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $280,000 paid by the Company to SDS on December 22, 2008, and (b) the sum of $820,000 previously paid by the Company to SDS pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008 and October 20, 2008.

The Investment Agreement also provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) the Company will grant options to the shareholders of SDS to exchange their SDS ordinary shares into shares of the Company’s common stock; (ii) the Company will grant options to the holders of options to purchase SDS ordinary shares to exchange such options into options to purchase shares of the Company’s common stock; (iii) SDS will grant additional options, to Mr. Shoval and certain SDS employees or consultants, to purchase new SDS ordinary shares; and (iv) the Company will grant rights to Mr. Shoval and said SDS employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of the Company’s common stock.

  At a special meeting of the Company’s shareholders on January 23, 2009, a proposal was approved to amend the Company’s Certificate of Incorporation for the purpose of changing its name from “PCMT Corporation” to “Suspect Detection Systems Inc.”

Business and History of SDS

SDS specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats; whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

SDS was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  In order to finance its research and development activities, SDS sought public funding and, in 2005, the Transportation Security Administration of the US Department of Homeland Security (the “TSA”) awarded a grant to SDS to support the development of behavior pattern recognition technology.  Additional funding was obtained from the Israeli government and US and Israeli governmental security authorities performed evaluations and testing of SDS’s products in 2005.  In 2006, SDS obtained private financing, issuing shares of preferred stock and warrants to the NG – The Northern Group LP.  Additional US government funding was obtained in 2006 from the TSA .

Plan of Operation

As a result of the acquisition of 51% of Suspect Detection Systems Ltd. in the beginning of the three months ended March 31, 2009, and within the next 12 months we plan to pursue the development and marketing of SDS’s products.

Going Concern Consideration

We are a development stage company. Our registered independent auditors issued a going concern opinion in their report dated March 13, 2009 with respect to our audited 2008 year-end financial statements. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our 2008 year-end financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

Liquidity and Capital Resources

As of March 31, 2009, we had $547,629 in unrestricted cash and cash equivalents as compared to unrestricted cash and cash equivalents of $179,565 as of  March 31, 2008.  The Company also incurred net losses of $288,583 during the three months ended March 31, 2009 as compared with net losses of $38,785 during the three months ended March 31, 2008. These material changes in the results of operations are the result of the acquisition of 51% of Suspect Detection Systems Ltd.

Over the next 12 months, the Company plans to pursue the development and marketing of SDS’s products. The Company does not have sufficient funds to fund its expenses over the next 12 months. The Company believes that it will require approximately $500,000 over the next 12 months of operation. Accordingly, the intention is to raise these additional funds during 2009. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company is, however, seeking additional equity financing from certain financial institutions to enable its continuance with its proposed business plan.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.     Controls and Procedures.

As of the end of the period covered by this Report,  we conducted an evaluation, under the supervision and with the  participation of our Chief Executive Officer and Chief  Financial  Officer,  of our  disclosure  controls and  procedures (as defined in Rules  13a-15(e)  and  15d-15(e)  under the 1934 Act).  Based on this evaluation,  the Chief Executive Officer and Chief Financial  Officer concluded that our  disclosure  controls  and  procedures  are  effective  to ensure  that information  required to be  disclosed  by us in reports  that we file or submit under the 1934 Act is recorded,  processed,  summarized and reported  within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms.

Item 4(T).    Controls and Procedures.

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

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

Item 1A.      Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

At a special meeting of the Company’s shareholders on January 23, 2009, a proposal was approved to amend the Company’s Certificate of Incorporation for the purpose of changing its name from “PCMT Corporation” to “Suspect Detection Systems Inc.”

Item 5.      Other Information.

None

Item 6.      Exhibit

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               SUSPECT DETECTION SYSTEMS, INC.

Dated: May 20, 2009	By: /s/ Asher Zwebner Name: Asher Zwebner Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)