Form 10-Q
period 2009-06-30
Suspect Detection Systems, Inc.
filed 2009-08-14
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52792

SUSPECT DETECTION SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0511645
(State of incorporation)	(IRS Employer ID Number)

4 Nafcha Street, Jerusalem, Israel 95508
(Address of principal executive offices)

 +972 (2) 500-1128
 (Issuer's telephone number)

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

As of  August 14, 2009,  66,226,335 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Interim Consolidated Financial Statements-

Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Consolidated Statements of Operations for the Three Months and Six Months Ended June30, 2009, and 2008, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for Six Months Ended June 30, 2009, 2008, and Cumulative from Inception	F-4

Notes to Interim Consolidated Financial Statements June 30, 2009, and 2008	F-6

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$284,559	$179,565
Restricted cash	15,827	-
Due from related party - SDS	-	28,000
Inventory	34,025	-
Prepaid expenses	59,689	143,392
Total current assets	394,100	350,957
Property and Equipment, net	15,010	-
Other Assets:
Deferred acquisition costs	-	1,135,000
Prepaid expenses, non-current	22,524	-
Goodwill	1,033,964	-
Total other assets	1,056,488	1,135,000
Total Assets	$1,465,598	$1,485,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$13,010	$807
Accrued liabilities	281,641	20,802
Due to Director and stockholder	288	288
Total current liabilities	294,939	21,897
Total liabilities	294,939	21,897

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 66,226,335 and 72,689,668 shares issued and outstanding in 2009 and 2008, respectively	6,623	7,269
Additional paid-in capital	1,878,449	1,797,302
(Deficit) accumulated during the development stage	(727,423)	(340,511)
Total Suspect Detection Systems, Inc. equity	1,157,649	1,464,060

Noncontrolling Interest	13,010	-
Total stockholders' equity	1,170,659	1,464,060
Total Liabilities and Stockholders' Equity	$1,465,598	$1,485,957

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30,2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues, net	$254,759	$-	$423,741	$-	$423,741

Cost of Revenues	14,729	-	52,186	-	52,186
Gross Profit	240,030	-	371,555	-	371,555
Expenses:
Research and development	32,683	-	72,430	-	72,430
Selling, general and administrative	299,926	68,824	777,140	109,827	1,125,437
Total operating expenses	332,609	68,824	849,570	109,827	1,197,867
(Loss) from Operations	(92,579)	(68,824)	(478,015)	(109,827)	(826,312)

Other Income	1,407	1,896	7,041	4,114	14,827

Provision for Income Taxes	-	-	-	-	-
Net (Loss) Before Noncontrolling Interest	(91,172)	(66,928)	(470,974)	(105,713)	(811,485)

Less - Income (Loss) Attributable to Noncontrolling Interest	7,159	-	(84,062)	-	(84,062)
Net (Loss)	$(98,331)	$(66,928)	$(386,912)	$(105,713)	$(727,423)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	66,002,708	68,293,916	66,592,909	65,878,152

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(470,974)	$(105,713)	$(811,485)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	25,500	-	25,750
Common stock issued for legal services	-	100,000	10,500
Common stock issued for promotional services	-	-	250,000
Depreciation Expense	2,859	-	2,859
Changes in Current Assets and Liabilities-
Inventory	41,261	-	41,261
Prepaid expenses	109,150	(84,882)	(34,242)
Accounts payable - Trade	(18,551)	(6,268)	(17,744)
Accrued liabilities	(349,218)	(6,063)	(328,416)
Net Cash (Used in) Operating Activities	(659,973)	(102,926)	(861,517)

Investing Activities:
Deposit in Severance pay fund	40,827	-	40,827
Purchase of Property and Equipment	(1,850)	-	(1,850)
Net Cash Provide by Investing Activities	38,977	-	38,977

Financing Activities:
Issuance of common stock for cash	55,000	995,700	1,194,070
Stock subscriptions paid	-	(212,250)	404,751
Deferred acquisition costs	-	(299,500)	(1,135,000)
Due from related party - SDS	-	(15,500)	(28,000)
Due to Director and stockholder	(3,155)	-	(2,867)
Net Cash Provided by Financing Activities	51,845	468,450	432,954

Net Increase(Decrease) in Cash	(569,151)	365,524	(389,586)

Cash - Beginning of Period	853,710	364,534	674,145
Cash - End of Period	$284,559	$730,058	$284,559
Cash - End of Period Consisting of:

Cash in bank	$284,559	$730,058	$284,559
Restricted cash	15,827	-	15,827
Total	$300,386	$730,058	$300,386
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH JUNE 30, 2009
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

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer and director, Mr. Julius Klein for services rendered. The transaction was valued at $7,500.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of June 30, 2009, the Company had not subscribed any shares.

In April 2009, SDS Inc. began a fifth capital formation activity through a Private Placement Offering (“PPO #5), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of June 30, 2009, the Company has issued 366,667 shares of common stock subscribed.

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

   Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of June 30, 2009, and December 31, 2008, and for the three months and six months ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly SDS Inc.’s consolidated financial position as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and six months ended June 30, 2009, and 2008.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carry value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

  Concentration of Risk

As of June 30, 2009, and December 31, 2008, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage of up to $250,000 per institution.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

   Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three months and six months ended June 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

  Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in a business combination.  In accordance with Statement of Financial Accounting Statement No.142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), goodwill is not amortized but reviewed annually for impairment.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and is devoting substantially all of its efforts toward conducting marketing of its products. The Company’s activities also include capital formation, and building infrastructure.  The Company had losses of approximately $386,912 for the six months ended June 30, 2009 (2008-$105,713) and, as of June 30, 2009, the Company had an accumulated deficit of approximately $727,423 (2008-$340,511).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  In January 2009, SDS Inc. completed the Investment Agreement between SDS Inc. and SDS - Israel.  Pursuant to the Investment Agreement, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS Inc. as consideration for the $280,000 paid by SDS Inc. to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS Inc. to SDS - Israel pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of June 30, 2009, the Company had not subscribed any shares.

In April 2009, SDS Inc. began a fifth capital formation activity through a Private Placement Offering (“PPO #5), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of June 30, 2009, the Company has issued 366,667 shares of common stock subscribed.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(3)           Loan from Director and Shareholder

As of June 30, 2009, and December 31, 2008, a loan from an individual who is a former Director, officer, and shareholder of the Company amounted to $288.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

On May 6, 2009, Mr. Constantin Stukalin resigned as the Treasurer, Secretary, and director of SDS Inc. Effective May 6, 2009, Mr. Julius Klein was apponited as the Treasurer, Secretary and Director of SDS Inc.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

On October 1, 2008, SDS Inc. entered into a written agreement with an unrelated third-party consultant to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 1,000,000 shares (post forward stock split) of its unregistered common stock on said date valued at $150,000.

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of June 30, 2009, the Company had not subscribed any shares.

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On January 19, 2009 the former secretary and Director of SDS Inc. returned 7,000,000 shares of SDS Inc.’s common stock, which shares were cancelled.

In April 2009, SDS Inc. began a fifth capital formation activity through a Private Placement Offering (“PPO #5), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of June 30, 2009, the Company has issued 366,667 shares of common stock subscribed.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer and director, Mr. Julius Klein for services rendered. The transaction was valued at $7,500.

(6)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$88,990	$24,314
Change in valuation allowance	(88,990)	(24,314)
Total deferred tax provision	$-	$-

SDS Inc. had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

	As of	As of
	June 30,	December 31,
	2009	2008

Loss carryforwards	$167,308	$78,318
Less - Valuation allowance	(167,308)	(78,318)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, and December 31, 2008, the Company had approximately $727,423 and $340,511 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods through the year 2029.

(7)           Related Party Transactions

As described in Note 3, as of June 30, 2009, and 2008, SDS Inc. owed $288 to an individual who is a former Director, president, and treasurer of SDS Inc., and a current stockholder.

As described in Note 5, the Company has issued 100,000 shares (post forward stock split) of its common stock to its Director, president, and treasurer at par value.  The transaction was valued at $1.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

As described in Note 4, on October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the six months ended June 30, 2009 and 2008, SDS Inc. recognized $6,000 and $20,200, respectively in officer’s compensation expense.

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer and director, Mr. Julius Klein for services rendered. The transaction was valued at $7,500.

(8)           Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a former Director and officer of the Company and a current stockholder.  The monthly lease amount is $300. On April 1, 2009, the Company terminated the office lease verbal agreement.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

On April 1, 2009, the Company entered into a Consulting Agreement with L.A. Investments Ltd. (the “Consultant”).  The Consultant agreed to render assistance and advice to the Company relating to capitalization and financing of the Company. The Consulting Agreement is for a term of three years, commencing on April 1, 2009.  In consideration for such services, the Company agreed to compensate the Consultant in the amount of $6,500 quarterly, commencing on April 1, 2009.

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement No.165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement No. 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168"). SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

SUSPECT DECTECTION SYSTEMS INC. & SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(11)           Subsequent Events

As described in Note 9, on January 20, 2009, SDS Inc. completed the transactions contemplated by the investment agreement (the “Investment Agreement”) dated as of December 18, 2008 between the SDS Inc. and SDS -Israel. The Investment Agreement provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) SDS Inc. will grant options to the shareholders of SDS-Israel to exchange their SDS-Israel ordinary shares into shares of the SDS Inc’s common stock; (ii) SDS Inc. will grant options to the holders of options to purchase SDS Inc ordinary shares to exchange such options into options to purchase shares of SDS Inc’s common stock; (iii) SDS Inc. will grant additional options, to Mr. Shabtai Shoval and certain SDS-Israel employees or consultants, to purchase new SDS ordinary shares; and (iv) SDS Inc will grant rights to Mr. Shabtai Shoval and said SDS-Israel employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of SDS Inc’s common stock.

In accordance with the terms of the Investment Agreement, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”), dated July 9, 2009, with NG-The Northern Group LP ("NG"), pursuant to which NG exchanged all the SDS ordinary shares for 3,199,891 shares of SDS Inc’s common stock, and the issuance of warrants to purchase additional shares of common stock of SDS Inc, on the terms and provisions provided for in the Exchange Agreement.

On July 9, 2009, SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which SDS Inc. issued Two Million Two Hundred Fifty Thousand (2,250,000) stock purchase warrants (the “Warrants”) to NG. Each Warrant grants NG the right to purchase one (1) share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.

As a condition to the exchange for all the SDS ordinary shares 3,199,891 shares of SDS Inc’s common stock, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one (1) year anniversary of the Lock Up Agreement.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

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

Corporate Background

The Company was incorporated under the General Corporation Law of the State of Delaware on October 5, 2006.  Initially the Company focused on the business of offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel.  On November 14, 2007, the Company executed a letter of intent with Suspect Detection Systems Ltd., an Israeli corporation (“SDS”), providing for the acquisition of SDS by the Company.  Since the execution of the letter of intent with SDS, the Company’s activities have focused on the consummation of the acquisition of SDS by the Company. On January 23, 2009, the Company amended its Certificate of Incorporation for the purpose of changing its name from “PCMT Corporation” to “Suspect Detection Systems Inc.” Such amendment was approved at a special meeting of the Company’s shareholders held on the same date.

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

In accordance with the terms of the Investment Agreement, the Registrant entered into an Exchange Agreement, dated July 9, 2009, with NG-The Northern Group LP ("NG"), pursuant to which NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Registrant’s common stock, and the issuance of warrants to purchase additional shares of common stock of the Registrant, on the terms and provisions provided for in the Exchange Agreement.

On July 9, 2009, the Registrant also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which the Registrant issued Two Million Two Hundred Fifty Thousand (2,250,000) stock purchase warrants (the “Warrants”) to NG. Each Warrant grants NG the right to purchase one (1) share of the Registrant’s common stock, commencing on July 9, 2009 and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.

As a condition to the exchange for all the SDS ordinary shares 3,199,891 shares of the Registrant’s common stock, NG agreed not to sell any shares of our common stock prior to the one (1) year anniversary of the Lock-Up Agreement.

The shares, the warrants and the shares to be issued upon exercise of the warrants will be issued pursuant to the exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act.

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

SDS was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  In order to finance its research and development activities, SDS sought public funding and in 2005 the Transportation Security Administration of the US Department of Homeland Security (the “TSA”) awarded a grant to SDS to support the development of behavior pattern recognition technology.  Additional funding was obtained from the Israeli government and US and Israeli governmental security authorities performed evaluations and testing of SDS’s products in 2005.  In 2006 SDS obtained private financing, issuing shares of preferred stock and warrants to the NG – The Northern Group LP.  Additional US government funding was obtained in 2006 from the TSA.

Recent Events

On April 1, 2009, the Company entered into a Consulting Agreement with L.A. Investments Ltd. (the “Consultant”).  The Consultant agreed to render assistance and advice to the Company relating to capitalization and financing of the Company. The Consulting Agreement is for a term of three years, commencing on April 1, 2009.  In consideration for such services, the Company agreed to compensate the Consultant in the amount of $6,500 quarterly, commencing on April 1, 2009.

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

On May 6, 2009, the Board of Directors of the Company appointed Julius Klein as the Treasurer, Secretary and a Director, to serve at the discretion of the Board, until his successor(s) are duly appointed and qualified.  In connection with his appointment as an officer and a Director of the Company, the Board of Directors approved a one time issuance of 50,000 shares of the Company’s common stock.

Plan of Operation

As a result of the acquisition of 51% of Suspect Detection Systems Inc Ltd. in the beginning of the first quarter of 2009, within the next 12 months we plan to pursue the development and marketing of SDS’s products.

Going Concern Consideration

We are a development stage company with no operations and no revenues to date. Our registered independent auditors issued a going concern opinion, in their report dated March 13, 2009, with respect to our audited 2008 year-end financial statements. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have completed our business plan. Accordingly, we must raise additional capital from sources other than our operations in order to implement our business plan. Our 2009 financial statements and notes as of June 30, 2009, included herein, contain additional note disclosures describing the circumstances that lead to this disclosure by our management.

Liquidity and Capital Resources

As of June 30, 2009, we had $284,559 in cash and cash equivalents.  The Company also incurred net losses of $386,912 during the six months ended June 30, 2009 as compared with net losses of $105,713 during the six months ended June 30, 2008. These material changes in the results of operations are the result of the acquisition of 51% of Suspect Detection Systems Inc Ltd ..

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

Item 4(T). Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Furthermore, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2009, the Company sold an aggregate of 366,667 units, each unit consists of 1 share of the Company’s common stock, 1 Class A Warrant, which entitles the holder thereof the right to purchase 1 share of the Company’s common stock at an exercise price of $0.25 per share and expires 1 year from the date of the Subscription Agreement, and 1 Class B Warrant, which entitles the holder thereof the right to purchase 1 share of the Company’s common stock at an exercise price of $0.375 per share and expires 3 year from the date of the Subscription Agreement. The transactions were made in reliance upon the exemption provided by Regulation S of the Securities Act of 1933.

On May 6 2009 the Company issued 50,000 shares to its Secretary , Treasurer and Director , for services rendered which was valued at $7,500.

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable

Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certification of Asher Zwebner, Interim Chief Executive Officer, Chief Financial Officer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC.

Dated: August 14 , 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief
Financial Officer and Director (Principal Executive,
Financial and Accounting Officer)