Form 10-Q
period 2009-09-30
Suspect Detection Systems, Inc.
filed 2009-11-20
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

972 (2) 500-1128
 (Issuer's telephone number)

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

As of November 20, 2009, 71,522,893 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	As of	As of
	September 30,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$733,026	$179,565
Restricted cash	15,827	-
Due from related party - SDS	-	28,000
Inventory	51,463	-
Prepaid expenses	49,373	143,392

Total current assets	849,689	350,957

Property and Equipment, net	17,859	-

Other Assets:
Deferred acquisition costs	-	1,135,000
Prepaid expenses, non-current	13,019	-
Goodwill	1,033,964	-

Total other assets	1,046,983	1,135,000

Total Assets	$1,914,531	$1,485,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$65,023	$807
Accrued liabilities	230,664	20,802
Advance from customers	348,278	-
Due to Director and stockholder	92,606	288

Total current liabilities	736,571	21,897

Total liabilities	736,571	21,897

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 71,522,893 and 72,689,668 shares issued and
outstanding in 2009 and 2008, respectively	7,152	7,269
Additional paid-in capital	2,192,418	1,797,302
(Deficit) accumulated during the development stage	(1,022,743)	(340,511)

Total Suspect Detection Systems, Inc. equity	1,176,827	1,464,060

Noncontrolling Interest	1,133	-

Total stockholders' equity	1,177,960	1,464,060

Total Liabilities and Stockholders' Equity	$1,914,531	$1,485,957

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues, net	$401,512	$-	$825,253	$-	$825,253

Cost of Revenues	34,264	-	86,450	-	86,450

Gross Profit	367,248	-	738,803	-	738,803

Expenses:
Research and Development	48,293	-	120,723	-	120,723
Selling, general and administrative	609,996	47,940	1,387,136	157,767	1,735,433

Total operating expenses	658,289	47,940	1,507,859	157,767	1,856,156

(Loss) from Operations	(291,041)	(47,940)	(769,056)	(157,767)	(1,117,353)

Other Income (expense)	(16,158)	2,282	(9,117)	6,396	(1,331)

Provision for Income Taxes	-	-	-	-	-

Net (Loss) Before Noncontrolling Interest	(307,199)	(45,658)	(778,173)	(151,371)	(1,118,684)

Less - Income (Loss) Attributable
to Noncontrolling Interest	(11,877)	-	(95,941)	-	(95,941)

Net (Loss)	$(295,322)	$(45,658)	$(682,232)	$(151,371)	$(1,022,743)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	68,699,471	68,293,916	67,456,952	65,878,152

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(778,173)	$(151,371)	$(1,118,684)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	25,500	-	25,750
Common stock issued for legal services	-	-	10,500
Common stock issued for promotional services	-	-	250,000
Common stock issued for consulting services	112,500		112,500
Depreciation Expense	2,223	-	2,223
Changes in Current Assets and Liabilities-
Accounts receivable	-	-	-
Inventory	23,822	-	23,822
Prepaid expenses	127,485	(55,583)	(15,907)
Accounts payable - Trade	13,421	(6,492)	14,228
Accrued liabilities	84,149	(4,525)	104,951
Advance from customer	(130,973)	-	(130,973)
Accrued officer's salary	(5,000)	(2,000)	(5,000)
Accrued office rent - Related party	-	2,700	-

Net Cash (Used in) Operating Activities	(525,046)	(217,271)	(726,590)

Investing Activities:
Deposit in Severance pay fund	40,827	-	40,827
Purchase of Property and Equipment	(4,063)	-	(4,063)

Net Cash Provide by Investing Activities	36,764	-	36,764

Financing Activities:
Issuance of common stock for cash	257,000	1,528,620	1,396,070
Stock subscriptions paid	-	(378,250)	404,751
Deferred acquisition costs	-	(579,500)	(1,135,000)
Due from related party - SDS	28,000	(28,000)	-
Due to Director and stockholder	82,597	-	82,885

Net Cash Provided by Financing Activities	367,597	542,870	748,706

Net Increase(Decrease) in Cash	(120,685)	325,599	(58,880)

Cash - Beginning of Period	853,711	364,534	674,145

Cash - End of Period	$733,026	$690,133	$733,026

Cash - End of Period Consisting of:

Cash in bank	$733,026	$690,133	$733,026
Restricted cash	15,827	-	15,827

Total	$748,853	$690,133	$748,853

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (OCTOBER 5, 2006)
THROUGH SEPTEMBER 30, 2009
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

On May 6, 2009, SDS Inc. issued 750,000 shares to a consulting company for services rendered. The transaction was valued at $112,500.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Suspect Detection Systems Inc. (formerly PCMT Corporation) (“SDS Inc.” or the “Company”) is a Delaware corporation in the development stage and conducts its operations through its 58 percent owned subsidiary, Suspect Detection System, Ltd, an Israeli Corporation(“SDS - Israel”).  The Company was incorporated under the laws of the State of Delaware on October 5, 2006.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  The accompanying consolidated financial statements of SDS Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

In October 2007, SDS Inc. began a second capital formation activity through a Private Placement Offering (“PPO #2”), exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 has an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 from 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2009, the Company declared PPO#2 closed.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4”), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of September 30, 2009, the Company had not subscribed any shares.

In April 2009, SDS Inc. began a fifth capital formation activity through a Private Placement Offering (“PPO #5”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units at an offering price of $0.15 per unit.  Each unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of September 30, 2009, the Company has issued 1,633,334 shares of common stock subscribed.

In July 2009, SDS Inc. began a sixth capital formation activity through a Private Placement Offering (“PPO #6”), exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of September 30, 2009, the Company has issued 80,000 shares of common stock subscribed.

On November 14, 2007, SDS Inc. executed a letter of intent with SDS - Israel, providing for the acquisition of SDS - Israel by the Company.  Since the execution of the letter of intent with SDS - Israel, the Company’s activities have focused on the consummation of the acquisition of SDS - Israel.  On December 18, 2008, the Company and SDS - Israel executed and delivered an investment agreement (the “Investment Agreement”).

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Unaudited Interim Financial Statements

The accompanying consolidated financial statements of the Company as of September 30, 2009, and December 31, 2008, and for the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and nine months ended September 30, 2009, and 2008.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carry value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

  Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of September 30, 2009, and December 31, 2008, the Company had $0 and $1,135,000, respectively, of deferred acquisition costs, and recognized $1,033,964 of goodwill from the Company’s business acquisition transaction.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

  Concentration of Risk

As of September 30, 2009, and December 31, 2008, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage of up to $250,000 per institution.

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

  Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and expenses for the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and is devoting substantially all of its efforts toward conducting marketing of its products.  The Company’s activities also include capital formation, and building infrastructure.  The Company had losses of approximately $682,232 for the nine months ended September 30, 2009 (2008-$151,371) and, as of September 30, 2009, the Company had an accumulated deficit of approximately $1,022,743 (2008-$340,511).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  In January 2009, SDS Inc. completed the Investment Agreement between SDS Inc. and SDS - Israel.  Pursuant to the Investment Agreement, SDS - Israel issued 1,218,062 ordinary shares, par value NIS 0.01 per share, representing 51 percent of its issued and outstanding share capital to SDS Inc. as consideration for the $280,000 paid by SDS Inc. to SDS - Israel on December 22, 2008, and $820,000 previously paid by SDS Inc. to SDS - Israel pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008, and October 20, 2008.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

During the period from inception (October 5, 2006) through September 30, 2009, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and commenced a capital formation activity through PPO #1, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 20,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.0025 per share.  As of February 5, 2007, SDS Inc. had received $50,000 in proceeds from PPO #1.  The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 20,000,000 shares (post forward stock split) of common stock on behalf of selling stockholders.  SDS Inc. will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form SB-2 was filed with the SEC on March 12, 2007, and declared effective on March 29, 2007.

In October 2007, SDS Inc. began a second capital formation activity through PPO#2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 had an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 from 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2008, the Company declared PPO#2 closed.

In November 2007, the Company began a third capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units.  The purchase price of each unit was $0.15.  Each unit contained one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of November 15, 2008, the Company had subscribed 9,523,002 (December 31, 2007 – 2,621,666) units and had received approximately $1,428,000 (December 31, 2007 - $393,250 and subscription receivable of $15,000) in proceeds from PPO #3.  As of November 15, 2008, the Company issued 9,523,002 shares (post forward stock split) of common stock subscribed and declared PPO#3 closed.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

In October 2008, SDS Inc. began a fourth capital formation activity through PPO #4, exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of September 30, 2009, the Company had not subscribed any shares.

In April 2009, SDS Inc. began a fifth capital formation activity through PPO #5, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units at an offering price of $0.15 per unit.  Each unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of September 30, 2009, the Company has issued 1,633,334 shares of common stock subscribed.

In July 2009, SDS Inc. began a sixth capital formation activity through PPO #6, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of September 30, 2009, the Company has issued 80,000 shares of common stock subscribed, 80,000 class A warrant and 80,000 class B warrants, for the aggregate price of $120,000.

On November 14, 2007, SDS Inc. executed a letter of intent with SDS - Israel, providing for the acquisition of SDS - Israel by the Company.  Since the execution of the letter of intent with SDS - Israel, the Company’s activities have focused on the consummation of the acquisition of SDS - Israel.  On December 18, 2008, the Company and SDS - Israel executed and delivered an investment agreement (the “Investment Agreement”).

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

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG-The Northern Group LP ("NG"), a stockholder of SDS- Israel, in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired additional 7 percent of ownership interest in SDS- Israel, which increased its holdings to 58 percent.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

(3)           Appointment of Officers

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

(4)           Common Stock

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

In October 2007, SDS Inc. began a second capital formation activity through PPO #2, exempt from registration under the Securities Act of 1933, to raise up to $100,000 through the issuance of 25,000,000 (post forward stock split) shares of its common stock, par value $0.0001 per share, at an offering price of $0.004 per share.  The PPO #2 had an offering period of 180 days.  As of November 15, 2008, the Company had subscribed 16,300,000 (post forward stock split) shares (December 31, 2007 – 16,300,000) related to the PPO #2 from 15 foreign investors, resulting in gross proceeds of $65,200 (December 31, 2007 - $65,200).  As of November 15, 2008, the Company declared PPO#2 closed.

In November 2007, the Company began a third capital formation activity through PPO #3, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 units.  The purchase price of each unit is $0.15.  Each unit contained one share of common stock, one warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year, and one warrant giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of November 15, 2008, the Company had subscribed 9,523,002 (December 31, 2007 – 2,621,666) units and had received approximately $1,428,000 (December 31, 2007 - $393,250 and subscription receivable of $15,000) in proceeds from PPO #3.  As of November 15, 2008, the Company had issued 9,523,000 shares (post forward stock split) of common stock subscribed and declared PPO#3 closed.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On October 1, 2008, SDS Inc. entered into a written agreement with an unrelated third-party consultant to provide advisory services for corporate development, acquisitions, and management assistance for one year.  As payment for the consultant’s services, the Company issued 1,000,000 shares (post forward stock split) of its unregistered common stock on said date valued at $150,000.

In October 2008, SDS Inc. began a fourth capital formation activity through PPO #4, exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of September 30, 2009, the Company had not subscribed any shares.

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On January 19, the former Secretary and Director of SDS Inc. returned 7,000,000 shares of SDS Inc.’s common stock, which shares were cancelled.

In April 2009, SDS Inc. began a fifth capital formation activity through PPO #5, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of September 30, 2009, the Company has issued 1,633,334 shares of common stock subscribed.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein, for services rendered.  The transaction was valued at $7,500.

On May 6, 2009, SDS Inc. issued 750,000 shares to a consulting company for services rendered.  The transaction was valued at $112,500.

In July 2009, SDS Inc. began a sixth capital formation activity through PPO #6, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of September 30, 2009, the Company has issued 80,000 shares of common stock subscribed, 80,000 class A warrants and 80,000 class B warrants, for the aggregate price of $120,000.

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG-The Northern Group LP ("NG"), a stockholder of SDS- Israel, in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired additional 7 percent of ownership interest in SDS- Israel.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(5)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

	Nine Months Ended
	September 30,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$156,914	$34,815
Change in valuation allowance	(156,914)	(34,815)

Total deferred tax provision	$-	$-

SDS Inc. had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	As of	As of
	September 30,	December 31,
	2009	2008

Loss carryforwards	$235,232	$78,318
Less - Valuation allowance	(235,232)	(78,318)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and December 31, 2008, the Company had approximately $1,022,743 and $340,511 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods through the year 2029.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(6)           Related Party Transactions

As of September 30, 2009, and 2008, SDS Inc. owed $288 to an individual who is a former Director, President, and Treasurer of SDS Inc., and a current stockholder.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment

As described in Note 4, the Company has issued 100,000 shares (post forward stock split) of its common stock to its Director, President, and Treasurer at par value.  The transaction was valued at $1.

As described in Note 4, SDS Inc. has entered into a transaction with an officer and Director of the Company for his services, and has issued a total of 25,000,000 shares (post forward stock split) of its common stock at a value of $250.

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  As of September 30, 2009, and 2008, SDS Inc. had accrued $8,952 and $8,052, respectively, in office rent expense related to the lease.

As described in Note 4, on October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the Nine months ended September 30, 2009 and 2008, SDS Inc. recognized $9,000 and $10,200, respectively in officer’s compensation expense.

As described in Note 4, on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 4, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

As of September 30, 2009, the Company owed $83,366 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(8)           Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a former Director and officer of the Company and a current stockholder.  The monthly lease amount is $300.  On April 1, 2009, the Company terminated the office lease verbal agreement.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

On December 18, 2008 SDS Inc. and SDS –Israel entered into an Investment Agreement (“Investment Agreement”).  The Investment Agreement provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) SDS Inc. will grant options to the shareholders of SDS-Israel to exchange their SDS-Israel ordinary shares into shares of the SDS Inc’s common stock; (ii) SDS Inc. will grant options to the holders of options to purchase SDS Inc ordinary shares to exchange such options into options to purchase shares of SDS Inc’s common stock; (iii) SDS Inc. will grant additional options, to Mr. Shabtai Shoval and certain SDS-Israel employees or consultants, to purchase new SDS ordinary shares; and (iv) SDS Inc will grant rights to Mr. Shabtai Shoval and said SDS-Israel employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of SDS Inc’s common stock.

In accordance with the terms of the Investment Agreement, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”), dated July 9, 2009, with NG, pursuant to which NG exchanged all of NG’s SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock.

Also on July 9, 2009, SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, SDS Inc. issued 2,250,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  As a condition to the exchange for all the SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one year anniversary of the agreement.  As of November 5, 2009, the Company has not issue any warrants.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

(10)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement No.165 establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement No. 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the derecognization provision of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

Results of Operations For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $401,512 for the three (3) months ended September 30, 2009, and as compared to $0 for the three ended September 30, 2008.

Total operating expenses

During the three (3) months ended September 30, 2009, and 2008, total operating expenses were $658,289 and $47,940 respectively. This material increase in the year 2009 is attributable to the operating expenses of its consolidated subsidiary.

Net loss

As a result of the increased operating expenses from its consolidated subsidiary, during the three (3) months ended September 30, 2009, the net loss amounted to $295,322 as opposed to the net loss of $ 45,658 recorded for the three months ending September 30, 2008.

Results of Operations For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd (consolidated as of January 1, 2009) generated revenues in the amount of $825,253 for the nine (9) months ended September 30, 2009 and as compared to $0 for the nine ended September 30, 2008.

Total operating expenses

During the nine (9) months ended September 30, 2009, and 2008, total operating expenses were $1,507,859 and $157,767 respectively. This material increase in the year 2009 is attributable to the operating expenses of its consolidated subsidiary, consolidated as of January 1, 2009.

Net loss

As a result of the increased operating expenses from its consolidated subsidiary, during the nine (9) months ended September 30, 2009, the net loss amounted to $682,232 as opposed to the net loss of $ 151,371 recorded for the nine months ending September 30, 2008.

Liquidity and Capital Resources

As of December 31, 2008, and September 30, 2009, the Company had cash in the amount of $ 179,565 and $733,026, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $825,253 for the nine (9) months ended September 30, 2009, as compared to $0 for the nine months ended September 30, 2008, and incurred net losses of $682,232 and $151,371 for the nine month periods ending September 30, 2009, and 2008, respectively. In addition, the Company had a stockholders' equity of $1,177,960 as at September 30, 2009.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need $1,500,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing, research & development, marketing, sales channel development, general and administrative expenses and debt financing. In order to obtain capital, the Company has began capital formation activity through a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of the September 30 2009, the Company has sold an aggregate of 80,000 units and has issued 80,000 shares of common stock 80,000 Class A Warrants and 80,000 Class B Warrants, for the aggregate purchase price of $120,000. There can be no assurance that the Company will be successful in selling additional units.

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

Item 4(T). Controls and Procedures

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2009, the Company began capital formation activity through a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  As of the September 30, 2009, the Company has sold an aggregate of 80,000 units and has issued 80,000 shares of common stock 80,000 Class A Warrants and 80,000 Class B Warrants, for the aggregate purchase price of $120,000. The transactions were made in reliance upon the exemption provided by Regulation S of the Securities Act of 1933.

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

SUSPECT DETECTION SYSTEMS, INC.

Dated: November 20, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)