Form 10-K
period 2009-12-31
Suspect Detection Systems, Inc.
filed 2010-04-14
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 000-52792

SUSPECT DETECTION SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0511645
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                  Accelerated filer ☐

Non-accelerated filer    ☐                                                                                                 Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.9 million

The number of shares of common stock issued and outstanding as of April 12, 2010, was 73,435,493 shares.

Documents Incorporated By Reference: None

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

Item 1. Business

Corporate Background

The Company was incorporated under the General Corporation Law of the State of Delaware on October 5, 2006.  Initially the Company focused on the business of offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel.  On November 14, 2007, the Company executed a letter of intent with Suspect Detection Systems Ltd., an Israeli corporation (“SDS”), providing for the acquisition of SDS by the Company.  Since the execution of the letter of intent with SDS, the Company’s activities have focused on the consummation of the acquisition of SDS by the Company. On January 23, 2009, the Company amended its Certificate of Incorporation for the purpose of changing its name from “PCMT Corporation” to “Suspect Detection Systems Inc.” Such amendment was approved at a special meeting of the Company’s shareholders held on the same date. Also, on December 3, 2009, the Company further amended its Certificate of Incorporation for the purpose of increasing its authorized capital stock from 100,000,000 to 250,000,000 shares. Such amendment was approved at a special meeting of the Company’s shareholders held on the same date.

On December 18, 2008, the Company and SDS executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009, SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Company, representing 51% of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $280,000 paid by the Company to SDS on December 22, 2008, and (b) the sum of $820,000 previously paid by the Company to SDS pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008 and October 20, 2008.

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

In accordance with the terms of the Exchange Agreement, on July 9, 2009, NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Registrant’s common stock. The Registrant also issued Two Million Two Hundred Fifty Thousand (2,250,000) stock purchase warrants to NG, which grants NG the right to purchase one (1) share of the Registrant’s common stock, commencing on July 9, 2009 and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share. The securities were offered and exchanged in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended.

 As a condition to the exchange for all the SDS ordinary shares 3,199,891 shares of the Registrant’s common stock, NG agreed not to sell any shares of our common stock prior to the one (1) year anniversary of the Lock-Up Agreement.

Business and History of SDS

SDS specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS completed the development of its “Cogito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cogito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cogito line of products in the United States.  SDS is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

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

On May 6, 2009, the Board of Directors of the Company appointed Julius Klein as the Treasurer, Secretary, to serve at the discretion of the Board, until his successor(s) are duly appointed and qualified.  In connection with his appointment as an officer and a Director of the Company, the Board of Directors approved a one time issuance of 50,000 shares of the Company’s common stock.

On January 13, 2010, the Registrant, appointed Yoav Krill as Chairman of the Board of Directors, effective as of said date, to serve until the next annual meeting of the Registrant’s stockholders and until his successor is duly appointed and qualified.  In connection with Mr. Krill’s appointment, the Registrant entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board. In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000 per annum for the first twelve (12) month period and thereafter, the parties shall agree in writing, prior to November 30th of each calendar year as to the amount to be paid as director’s fees, but such amount shall not be less than $25,000 and shall be increased, proportionately, with any increase in the Registrant’s paid in capital, sales revenues or net profits. Mr. Krill was also granted 1,500,000 options of common stock of the Registrant, exercisable at $0.15 per share, from the stock option plan adopted by the Registrant. 250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.

The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice. The failure of the Registrant to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement.

Also, on January 13, 2010, the Registrant appointed Gil Boosidan as its Chief Executive Officer and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”). In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan shall receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Registrant, the number to be determined by the market value of the shares of the date of issuance. The terms of the Employment Agreement shall be for one year, and the Registrant has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach.

Marketing

SDS markets its products to local and national law enforcement and homeland security authorities in Israel, the US, Mexico, Europe and Asia, as well as operators of critical infrastructure in the private sector such as oil and gas companies, the diamond industry and financial enterprises.  SDS has executed agreements with several companies and individuals all in the framework of its ordinary course of business, providing for assistance in the marketing of its products and endorsements.

Competition

SDS has identified a number of potential competitors, including developers of voice stress analysis equipment designed to remotely detect a person trying to lie during an interview, and developers of equipment designed to generate stimuli from a remotely location that will generate enough data about an individual to enable detection of hostile intent. WeCU Technologies and Nemesysco are just two of our competitors.

Dependence on major customers

A significant portion of SDS’s revenue in 2009 was derived from services provided to a single customer, which is an agency of the government of Mexico.  Since the bulk of SDS’s revenues are generated by initial sales of its systems, as opposed ongoing support services, the loss of this customer may have a material adverse impact on the business of SDS.

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

The Science and Technology Directorate of the US Department of Homeland Security has certain rights in the technology developed by SDS, pursuant to a Cooperative Agreement between SDS and the STD dated September 29, 2006.  The Cooperative Agreement relates to a $260,000 grant provided to SDS by the STD on June 7, 2005 pursuant to a proposal entitled Automated Internal Threat Detection.  In the agreement, SDS granted (i) a royalty free, nonexclusive, irrevocable license to the US Government to use and authorize other to use scientific, technical or other works based on or containing data first produced under the grant, and (ii) an irrevocable, non-exclusive, paid-up license to the US government to use registered patents development with grant funds for or on behalf of the US government.

Employees

On April 12, 2010 the Registrant had 7 full time employees

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information called for by this Item 1A.

Item 2. Description of Property.

SDS maintains its executive offices at 25 Bazel Street, Petach Tikva, Israel, where it leases approximately 150 square meters of office space at a monthly rent of approximately $8,500. The lease expires in August 2011 and the Company has an option to renew the lease for an additional 3 years.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 6, 2007, there have been only limited and sporadic quotations and there is no established trading market for our common stock.

As of March 6, 2009, the ticker symbol was changed to SDSS as a result of the name change of the company.

As of April 12, 2010, there were approximately 105 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 2009, the Registrant executed consulting agreements with Amir Uziel and Lavi Krasney providing, among other things, for the issuance of 12,500 shares of the Registrant’s common stock to each of Messrs. Uziel and Krasney on the last business day of each month for a period of three years, in addition to $3,000 per month each in cash consideration.

Mr. Krill was also granted 1,500,000 options of common stock of the Registrant, exercisable at $0.15 per share, from the stock option plan adopted by the Registrant. 250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.

On January 13, 2010, The Registrant granted Gil, Boosidan $10,000 in shares of its commons stock, the number to be determined by the market value of the shares of the date of issuance.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information called for by this Item 6.

Item 7. Management’s Discussion and Analysis or Plan Operation

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

We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Results of Operations

As of December 31, 2009, and 2008, the Company had $701,931 and $179,565 in cash, respectively. We believe that such funds will be sufficient to fund our operating expenses for the next six months. We will seek additional capital for the purpose of financing, developing and marketing SDS’s products.

Revenues

The Company is in its development stage and generated revenue of $888,635 during the fiscal year ended December 31, 2009. The Company did not generate revenues during the year ended December 31, 2008.

Total operating expenses

During fiscal year ended December 31, 2009, total operating expenses were $2,154,909, which included research and development expenses in the amount of $396,049 and selling, general and administrative expenses in the amount of $1,758,860.  During the fiscal year December 31, 2008, the total operating expenses were $258,615, general and administrative expenses were primarily selling, general and administrative. General Expenses include fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements. As of December 31, 2009, the Company had an accumulated deficit of approximately $1,433,495 (2008-$340,511)

Net loss

During the fiscal years ended December 31, 2009, and 2008, the net loss was $1,092,984 and $251,267, respectively.

Liquidity and Capital Resources

We estimate that we will require approximately $1 million for the next 12 months of operations.  We do not have sufficient resources to effectuate our current business. As of December 31, 2009, we had $701,931 available in cash. We expect to incur a minimum of $2,154,909, in expenses during the next 12 months of operations, including the following expenses: $396,049 in research and development costs; 1,758,860 in selling, general and administrative expenses such as corporate, legal and accounting services, office overhead, and general working capital.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of approximately $1,092,984 for the year ended December 31, 2009 and, as of December 31, 2009, the Company had an accumulated deficit of approximately $1,433,495.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans from related parties.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Suspect Detection Systems Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Suspect Detection Systems Inc. and subsidiary (a Delaware corporation) as of December 31, 2009, and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suspect Detection Systems Inc. and subsidiary as of December 31, 2009, and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not established sufficient sources of revenue to cover its operating costs and expenses. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 26, 2010.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008

ASSETS

	2009	2008
Current Assets:
Cash and cash equivalents	$701,931	$179,565
Restricted cash	15,827	-
Due from related party - SDS - Israel	-	28,000
Inventory	55,281	-
Prepaid expenses	60,343	143,392

Total current assets	833,382	350,957

Property and Equipment:
Property and Equipment	30,034	-
Less - Accumulated depreciation	(17,534)	-

Property and equipment, net	12,500	-

Other Assets:
Deferred acquisition costs	-	1,135,000
Severance pay fund	45,563	-
Prepaid expenses, non-current	10,578	-
Goodwill	1,325,654	-

Total other assets	1,381,795	1,135,000

Total Assets	$2,227,677	$1,485,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$9,175	$807
Accrued liabilities	161,161	20,802
Advances from customers	919,400	-
Deferred revenues	55,631	-
Due to Director and stockholder	99,541	288

Total current liabilities	1,244,908	21,897

Long-term Debt:
Accrued severance pay	84,315	-

Total liabilities	1,329,223	21,897

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 71,822,893 and 72,689,668 shares issued and
outstanding in 2009 and 2008, respectively	7,182	7,269
Additional paid-in capital	2,717,373	1,797,302
Common stock subscribed	25,000	-
Accumulated (deficit)	(1,433,495)	(340,511)

Total Stockholders' Equity	1,316,060	1,464,060

Less - Noncontrolling Interest	(417,606)	-

Total stockholders' equity, Net	898,454	1,464,060

Total Liabilities and Stockholders' Equity	$2,227,677	$1,485,957

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008

Revenues, net	$888,635	$-

Cost of Goods Sold	141,215	-

Gross Profit	747,420	-

Expenses:
Research and Development	396,049	-
Selling, general and administrative	1,758,860	258,615

Total operating expenses	2,154,909	258,615

(Loss) from Operations	(1,407,489)	(258,615)

Other Income (Expense):
Interest income	213	7,348
Interest (expense)	(12,093)	-

Total other income (expense)	(11,880)	7,348

Provision for Income Taxes	-	-

Net (Loss) Before Noncontrolling Interest	(1,419,369)	(251,267)

Less - (Loss) Attributable to
Noncontrolling Interest	(326,385)	-

Net (Loss)	$(1,092,984)	$(251,267)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	68,531,107	68,874,810

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

			Additional	Common
	Common stock		Paid-in	Stock	Accumulated	Noncontrolling
Description	Shares	Amount	Capital	Subscriptions	(Deficit)	Interest	Total

Balance - December 31, 2007	61,500,000	$6,150	$119,801	$378,250	$(89,244)	$-	$414,957

Payment for common stock subscription	-	-	-	15,000	-	-	15,000
							-
Common stock subscribed - 5,568,337 shares	-	-	-	768,250	-	-	768,250
							-
Common stock issued from subscribed shares	9,523,002	952	1,427,668	(1,161,500)	-	-	267,120
							-
Common stock issued for services	1,666,666	167	249,833	-	-	-	250,000
							-
Net (loss) for the period	-	-	-	-	(251,267)	-	(251,267)

Balance - December 31, 2008	72,689,668	7,269	1,797,302	-	(340,511)	-	1,464,060

Cancellation of common stock by Director and officer	(7,000,000)	(700)	700	-	-	-	-
							-
Common stock issued to Officer for services	170,000	17	25,483	-	-	-	25,500
							-
Common stock issued for cash	2,013,334	201	301,799	-	-	-	302,000

Common stock issued for increase in subsidiary investment	3,199,891	320	479,664	-	-	-	479,984
							-
Common stock issued for services	750,000	75	112,425	-	-	-	112,500
							-
Ownership increase adjustment	-	-	-	-	-	-	-
							-
Payment for common stock subscription	-	-	-	25,000	-	-	25,000
							-
Net (loss) for the period	-	-	-	-	(1,092,984)	-	(1,092,984)
							-
Net (loss) for the period - Noncontrolling interest	-	-	-	-	-	(417,606)	(417,606)

Balance -December 31, 2009	71,822,893	$7,182	$2,717,373	$25,000	$(1,433,495)	$(417,606)	$898,454

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008

Operating Activities:
Net (loss)	$(1,419,369)	$(251,267)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	25,500	-
Common stock issued for promotional services	-	250,000
Common stock issued for consulting services	112,500	-
Depreciation	17,534	-
Changes in Assets and Liabilities-
Inventory	(55,281)	-
Prepaid expenses	72,471	(143,392)
Security deposit	-	500
Accounts payable - Trade	8,368	(6,593)
Accrued liabilities	224,674	2,825
Advances from customers	919,400	-
Deferred revenues	55,631	-

Net Cash (Used in) Operating Activities	(38,572)	(147,927)

Investing Activities:
Deposit from Severance fund	(45,563)	-
Purchases of Property and Equipment	(30,034)	-

Net Cash (Used in) Investing Activities	(75,597)	-

Financing Activities:
Issuance of common stock for cash	302,000	1,035,370
Stock subscriptions paid	25,000	15,000
Deferred acquisition costs	-	(1,059,500)
Cash advances applied in acquisition of subsidiary	198,109	-
Due from related party - SDS - Israel	28,000	(28,000)
Due to Director and stockholder	99,253	88

Net Cash Provided by (Used in) Financing Activities	652,362	(37,042)

Net Increase (Decrease) in Cash	538,193	(184,969)

Cash and Cash Equivalents - Beginning of Period	179,565	364,534

Cash and Cash Equivalents - End of Period	$717,758	$179,565

Cash and Cash Equivalents - End of Period Consisting of:	-

Cash in bank	$701,931	$179,565
Restricted cash	15,827	-

Total	$717,758	$179,565

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

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

On August 18, 2009, the Company acquired an additional seven (7) percent of the capital stock of SDS - Israel by issuing 3,199,891 shares of common stock at a per share value of $0.15.

The total value of the transaction was $479,984, and was recorded as an equity investment transaction in the accompanying consolidated balance sheets.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

1)    Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Suspect Detection Systems Inc. (“SDS Inc.” or the “Company”) is a Delaware corporation that conducts its operations through its 58 percent owned subsidiary, Suspect Detection Systems Ltd., an Israeli Corporation (“SDS - Israel”).  The Company was incorporated under the laws of the State of Delaware on October 5, 2006, as PCMT Corporation.  On December 24, 2008, the Company’s stockholders resolved to change its name from PCMT Corporation to Suspect Detection Systems Inc.  On January 27, 2009, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to reflect this change.  The Company was in the development stage during the year ended December 31, 2008.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  The accompanying consolidated financial statements were prepared from the accounts of the Company and its subsidiary under the accrual basis of accounting.

   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 58 percent-owned Israeli subsidiary, Suspect Detection Systems Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2009, and 2008.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

   Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, “Accounting for Income Taxes” (“SFAS No. 109”).  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of December 31, 2009, and 2008, the carry value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of December 31, 2009, and 2008, the Company had $0 and $1,135,000, respectively, of deferred acquisition costs, and recognized $1,033,964 of goodwill from the Company’s business acquisition transaction.

   Concentration of Risk

As of December 31, 2009, and 2008, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage of up to $250,000 per institution.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

   Goodwill

The Company accounts for Goodwill in accordance with the FASB ASC Topic 350, “Intangible-Goodwill and Other”.  The Company evaluates Goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including Goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using discounted projected cash flows.  If the carrying amount of the reporting unit exceeds its fair value, Goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  The Company conducts our annual impairment test as of December 31 of each year, and determines if there is any impairment.  The amount of goodwill was $1,325,654 as of December 31, 2009, and there was no impairment of Goodwill as of that date.

   Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of December 31, 2009, and 2008, and consolidated revenues and expenses for the years ended December 31, 2009, and 2008.  Actual results could differ from those estimates made by management.

(2)   Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of approximately $1,092,984 for the year ended December 31, 2009 (2008-$251,267) and, as of December 31, 2009, the Company had an accumulated deficit of approximately $1,433,495 (2008-$340,511).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and loans from related parties.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 (3)  Appointment of Officers

On October 18, 2007, SDS Inc. appointed Mr. Asher Zwebner as Chief Financial Officer (“CFO”).  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS Inc. or until a successor is elected or appointed.

On January 23, 2008, the Company appointed Mr. Constantin Stukalin as Treasurer.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS Inc. or until a successor is elected or appointed.

On April 30, 2008, Mr. Yosef Nachum Bernstein resigned as the Company’s Secretary and tendered his resignation as a Director, effective May 31, 2008.

Mr. Nachman Shlomo Kohen also resigned as a Director of SDS Inc. and tendered his resignation as the Company’s President, effective May 5, 2008.

On the same date, Mr. Asher Zwebner was appointed as the Company’s interim Chief Executive Officer, and was elected as a Director of SDS Inc.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(4)   Common Stock

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

In October 2008, SDS Inc. began a fourth capital formation activity through a Private Placement Offering (“PPO #4”), exempt from registration under the Securities Act of 1933, to raise up to $600,000 through the issuance of Units.  Each Unit consists of a Promissory Note and shares of common stock of the Company in the amount of 250,000 shares for each $100,000 of principal amount of the Promissory Note.  As of December 31, 2009, the Company had not subscribed any shares.

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On January 19, the former Secretary and Director of SDS Inc. returned 7,000,000 shares of SDS Inc.’s common stock, which shares were cancelled.

In April 2009, SDS Inc. began a fifth capital formation activity through PPO #5, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of December 31, 2009, the Company had issued 1,933,334 shares of common stock subscribed for proceeds of $290,000.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein, for services rendered.  The transaction was valued at $7,500.

On May 6, 2009, SDS Inc. issued 750,000 shares to a consulting company for services rendered.  The transaction was valued at $112,500.

In July 2009, SDS Inc. began a sixth capital formation activity through PPO #6, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of December 31, 2009, the Company had issued 80,000 shares of common stock subscribed for proceeds of $12,000.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG-The Northern Group LP ("NG"), a stockholder of SDS- Israel, in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired additional 7 percent of ownership interest in SDS- Israel.  The equity transaction was valued at $479,984.

(5)   Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

	Year Ended
	December 31,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$251,386	$57,791
Change in valuation allowance	(251,386)	(57,791)

Total deferred tax provision	$-	$-

SDS Inc. had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	As of	As of
	September 30,	December 31,
	2009	2008

Loss carryforwards	$329,704	$78,318
Less - Valuation allowance	(329,704)	(78,318)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

As of December 31, 2009, and 2008, the Company had approximately $1,092,984 and $340,511 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods through the year 2029.

(6)   Related Party Transactions

As of December 31, 2008, SDS Inc. owed $288 to an individual who is a former Director, President, and Treasurer of SDS Inc., and a current stockholder.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  At the end of the March, 2009, the Company terminated the verbal agreement regarding the lease of office space.  As of December 31, 2009, and 2008, SDS Inc. had accrued $8,952 and $8,052, respectively, in office rent expense related to the lease.

On October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the years ended December 31, 2009, and 2008, SDS Inc. recognized $14,000 and $20,200, respectively in officer’s compensation expense.

As described in Note 4, on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 4, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

As of December 31, 2009, the Company owed $99,541 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(8)   Commitments

As discussed in Note 7, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a former Director and officer of the Company and a current stockholder.  The monthly lease amount is $300.  On April 1, 2009, the Company terminated the office lease verbal agreement.

As discussed in Note 4, on October 18, 2007, SDS Inc. appointed Mr. Asher Zwebner as CFO.  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per calendar quarter and $5,000 per annual audit.  The employment agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

On December 18, 2008 SDS Inc. and SDS –Israel entered into an Investment Agreement (“Investment Agreement”).  The Investment Agreement provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) SDS Inc. will grant options to the stockholders of SDS-Israel to exchange their SDS-Israel ordinary shares into shares of the SDS Inc’s common stock; (ii) SDS Inc. will grant options to the holders of options to purchase SDS Inc ordinary shares to exchange such options into options to purchase shares of SDS Inc’s common stock; (iii) SDS Inc. will grant additional options, to Mr. Shabtai Shoval and certain SDS-Israel employees or consultants, to purchase new SDS ordinary shares; and (iv) SDS Inc will grant rights to Mr. Shabtai Shoval and said SDS-Israel employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of SDS Inc’s common stock.

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

On December 24, 2008, SDS Inc.’s stockholders resolved to change its name from PCMT Corporation to Suspect Detection Systems, Inc.  On January 27, 2009, the Company filed with the Secretary of State of Delaware an amendment to its Certificate of Incorporation to reflect this change.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

(10)  Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”.  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Companydoes not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts”.  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events”.  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

(11)  Subsequent Events

On January 12, 2010, Asher Zwebner, the Chief Executive Officer and Chief Financial Officer of the Registrant, resigned as the Chief Executive Officer.  Mr. Zwebner remains as Chief Financial Officer and a Director of the Company.

On January 13, 2010, the Company appointed Mr. Gil Boosidana as Chief Executive Officer.

On January 13, 2010, the Company appointed Mr. Yoav Krill as Chairman of the Board of Directors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 Changes in Internal Controls

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers are:

Name	Age	Position

Gil Boosidan	37	Chief Executive Officer

Asher Zwebner	46	Chief Financial Officer and Director

Julius Klein	53	Secretary and Treasurer

Yoav Krill	68	Director

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

Since April 2007, Gil Boosidan invests and advises private equity transactions and real estate transactions. From February 1997 until February 2007, Mr. Boosidan served as Senior Vice President of IDT Corporation, as well as Treasurer of IDT Investments, Inc., a subsidiary of IDT that managed a substantial portion of IDT’s cash and investments. He served as a member of the Board of Directors and chair of the audit committee of Global Energy Holdings Group, Inc., a public company. Mr. Boosidan received an MBA from Tel Aviv University.

Asher Zwebner has served as our Chief Financial Officer since October 18, 2007 and, since April 30, 2008 he has also served as our interim chief executive officer and our sole Director.  Since July 17, 2008, Mr. Zwebner has served as a director of PowerRaise Inc., a Nevada corporation that is engaged in the development of Internet telephony applications.  Since January 1, 2007, Mr. Zwebner has served as the chief financial officer of SinoBiomed Inc., a Delaware corporation that is engaged in the Chinese biopharmaceutical industry, and from November 2004 until October 2006 Mr. Zwebner served as a director of SinoBiomed. Since May 2002 Mr. Zwebner has also served as the chief financial officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer & Gabbay (a member of Ernst and Young Global). Mr. Zwebner is a certified public accountant in Israel and in the United States, and received a bachelor's degree in accounting and finance from Touro College in 1988.

Yoav Krill has served in various chief executive positions over the past 25 years and has been involved in the communications, technology and transportation industries, where he managed global operations in the United States as well as in Europe as well as in the emerging markets of Eastern Europe and Southeast Asia. Since 2008, Mr. Krill has been consulting and promoting Israeli hi-tech companies concentrating in the energy, electronics and security areas, including consulting for anti-terror and security companies in the United States. From 2002 through 2008, he was the Senior Vice President Global Network for IDT Corp. USA. In summer 1995 Mr. Krill graduated the special executive seminar for Managing Global Opportunities at Harvard Business.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers because of the financial constraints.  The Board of Directors intends to approve a code of ethics in 2010.

Audit Committee

We do not presently have a separately constituted audit committee or an audit committee financial expert.  Our entire Board of Directors acts as our audit committee.

Item 11. Executive Compensation

To date, none of our executive officers or directors have received or earned any compensation or bonus for services rendered, with the exception of (i) the compensation paid to our chief financial officer, Asher Zwebner, pursuant to his employment agreement dated October 23, 2007, which is described in more detail below, and (ii) 50,000 shares of Common Stock that were issued to our Secretary and Treasurer, Julius Klein on May 6, 2009.  We do not maintain key-man life insurance for any of our executive officers or directors.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Asher Zwebner, Interim CEO and CFO	2009	$14,000	0	$18,000	0	0	0	0	$32,000
	2008	$20,200	0	0	0	0	0	0	$20,200
	2007	$3,000				0	0	0	$3,000

Julius Klein	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$7,500	0	0	0	0	$7,500
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Option/SAR Grants

In 2009, the Company established implemented a stock option plan pursuant to which it will issue up to 25,000,000 shares of common stock to employees and consultants. During the fiscal year ended December 31, 2010, the Company did not grant any option under the plan. On January 13, 2010, Mr. Krill was also granted 1,500,000 options of common stock of the Registrant, exercisable at $0.15 per share, from the stock option plan adopted by the Registrant. 250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.

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

On January 13, 2010, the Company executed a Consulting Agreement with Yoav Krill pursuant to which Mr. Krill will perform such duties as will be required of him as the Chairman of the Board. In consideration of the services to be performed under the Consulting Agreement, the Company agreed to compensate Mr. Krill with an annual Director’s fee of $25,000 per annum for the first twelve (12) month period and thereafter, the parties shall agree in writing, prior to November 30th of each calendar year as to the amount to be paid as director’s fees, but such amount shall not be less than $25,000 and shall be increased, proportionately, with any increase in the Registrant’s paid in capital, sales revenues or net profits. Mr. Krill was also granted 1,500,000 options of common stock of the Registrant, exercisable at $0.15 per share, from the stock option plan adopted by the Registrant. 250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting. The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice. The failure of the Registrant to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement.

On January 13, 2010, the Company Gil Boosidan as Chief Executive Officer of the Registrant and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”). In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan will receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Registrant, the number to be determined by the market value of the shares of the date of issuance. The terms of the Employment Agreement shall be for one year, and the Registrant has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach.

Our Board of Directors does not have a formally constituted compensation. Our Board of Directors, determines all matters concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April12, 2010, the number of shares of common stock beneficially owned by (i) each person or entity known to the Registrant to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Registrant; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Yosef Nachum Berstein	4,000,000	55%

Julius Klein	50,000.01%

All directors and executive officers (One persons)	50,000.01%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 30, 2006, we issued 100,000 (post forward stock split) shares of our common stock to Nachman Shlomo Kohen, valued at $1. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.

On November 6, 2006, we issued 25,000,000 (post forward stock split) shares of our common stock to Yosef Nachum Bernshten, in exchange for $250 in services and expenses related to our Company. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.

As of December 31, 2009, SDS Inc. owed $288 to an individual who is a former Director, President, and Treasurer of SDS Inc., and a current stockholder.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  At the end of the March, 2009, the Company terminated the verbal agreement regarding the lease of office space.  As of December 31, 2009, and 2008, SDS Inc. had accrued $8,952 and $8,052, respectively, in office rent expense related to the lease.

On October 23, 2007, SDS Inc. entered into an employment agreement with Asher Zwebner, its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the years ended December 31, 2009, and 2008, SDS Inc. recognized $14,000 and $20,200, respectively in officer’s compensation expense.

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to Asher Zwebner for the services provided.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Zwebner is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Klein is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

As of December 31, 2009, the Company owed $99,541 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” We do believe that Yoav Krill currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accountant Fees and Services

Davis Accounting Group P.C. provided audit services to the Registrant in connection with its annual reports for the fiscal years ended December 31, 2009 and 2008. The aggregate fees billed by Davis Accounting Group P.C. for the audit of the Registrant’s annual financial statements and a review of the Registrant’s quarterly financial statements during the fiscal year ended December 31, 2009 and 2008, were:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$22,000	$14,000

Audit Committee Pre-Approval

The Registrant does not have a standing audit committee.  All audit, audit-related, tax, and all other fees paid to Davis Accounting Group P.C. were pre-approved by the Registrant’s Board of Directors.

Item 15. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Company (annexed to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 12, 2007).

3.2
Certificate of Amendment to the Certificate of Incorporation of Suspect Detection Systems, Inc. (filed as Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2009)

3.3	Bylaws of the Company (annexed to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 12, 2007).

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

10.6
Stock Purchase Agreement, dated April 30, 2008, among the PCMT Corporation, Suspect Detection Systems Ltd., Shabtai Shoval and the shareholders of Suspect Detection Systems Ltd. listed therein Warrant (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008).

10.7
Investment Agreement, dated as of December 18, 2008, between PCMT Corporation and Suspect Detection Systems, Ltd. (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008).

10.8
Termination Agreement, dated as of December 18, 2008, between PCMT Corporation, Suspect Detection Systems, Ltd. and the shareholders of Suspect Detection Systems, Ltd. (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008).

10.9
Consultant Agreement, dated January 13, 2010, between Suspect Detection Systems Inc. and Yoav Krill (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.1
Employment Agreement, dated January 14, 2010, between Suspect Detection Systems Inc. and Gil Boosidan (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

32.1	Section (302(a) Certification of Principal Executive Officer*

32.1	Section 302(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY

April 14, 2010	By:	/s/ Gill Boosidan
Gil Boosidan Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Nature's Call Brands Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gil Boosidan	Chief Executive Officer	April 14, 2010
Gill Boosidan

/s/Asher Zwebner	Chief Financial Officer and Director	April 14, 2010
Asher Zwebmer

/s/ Julius Klien	Secretary and Treasurer	April 14, 2010
Julius Klien

/s/ Yoav Krill	Director	April 14, 2010
Yoav Krill