Form 10-Q
period 2010-03-31
Suspect Detection Systems, Inc.
filed 2010-05-18
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52792

SUSPECT DETECTION SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0511645
(State of incorporation)	(IRS Employer ID Number)

150 West 56th Street, Suite 4005,  New York, NY 10019
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

As of May 17, 2010, 73,555,493 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SUSPECT DETECTION SYSTEMS INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$671,996	$701,931
Restricted cash	15,827	15,827
Inventory	47,411	55,281
Prepaid expenses	48,063	60,343

Total current assets	783,297	833,382

Property and Equipment:
Property and equipment	32,823	30,034
Less - Accumulated depreciation	(18,815)	(17,534)

Property and equipment, net	14,008	12,500

Other Assets:
Severance pay fund	45,563	45,563
Prepaid expenses, non-current	10,755	10,578
Goodwill	1,325,654	1,325,654

Total other assets	1,381,972	1,381,795

Total Assets	$2,179,277	$2,227,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$72,179	$9,175
Accrued liabilities	192,309	161,161
Advances from customers	450,000	919,400
Deferred revenues	142,981	55,631
Due to Directors and stockholders	141,532	99,541

Total current liabilities	999,001	1,244,908

Long-term Debt:
Accrued severance pay	84,962	84,315

Total liabilities	1,083,963	1,329,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 73,435,493 and 71,822,893 shares issued and
outstanding in 2010 and 2009, respectively	7,343	7,182
Additional paid-in capital	2,936,213	2,717,373
Common stock subscribed	-	25,000
Accumulated (deficit)	(1,516,383)	(1,433,495)

Total Stockholders' Equity	1,427,173	1,316,060

Less - Noncontrolling Interest	(331,859)	(417,606)

Total stockholders' equity, Net	1,095,314	898,454

Total Liabilities and Stockholders' Equity	$2,179,277	$2,227,677

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues, net	$620,199	$168,982

Cost of Goods Sold	38,339	37,457

Gross Profit	581,860	131,525

Expenses:
Research and development	32,185	39,747
Selling, general and administrative	444,718	477,216
Professional fees paid by issuance of common stock	99,000	-

Total operating expenses	575,903	516,963

Income (Loss) from Operations	5,957	(385,438)

Other Income (Expense):
Interest income	-	5,634
Interest (expense)	(3,098)	-

Total other income (expense)	(3,098)	5,634

Provision for Income Taxes	-	-

Net Income (Loss) Before Noncontrolling Interest	2,859	(379,804)

Less - (Income) Loss Attributable to
Noncontrolling Interest	(85,747)	91,221

Net (Loss)	$(82,888)	$(288,583)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	72,984,053	67,189,668

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating Activities:
Net income (loss)	$2,859	$(379,804)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	18,000
Common stock issued for consulting services	99,000	-
Depreciation	1,282	1,489
Changes in Assets and Liabilities-
Inventory	7,870	31,404
Prepaid expenses	12,103	44,137
Accounts payable - Trade	63,004	414
Accrued liabilities	31,148	(14,640)
Advances from customers	(469,400)	(27,762)
Accrued severance pay	647	8,620
Deferred revenues	87,350	-

Net Cash (Used in) Operating Activities	(164,137)	(318,142)

Investing Activities:
Deposit from Severance fund	-	(3,902)
Purchases of Property and Equipment	(2,789)	(1,108)

Net Cash (Used in) Investing Activities	(2,789)	(5,010)

Financing Activities:
Issuance of common stock for cash	95,000	-
Due to Director and stockholder	41,991	17,071

Net Cash Provided by (Used in) Financing Activities	136,991	17,071

Net Increase (Decrease) in Cash	(29,935)	(306,081)

Cash and Cash Equivalents - Beginning of Period	701,931	853,710

Cash and Cash Equivalents - End of Period	$671,996	$547,629

Cash and Cash Equivalents - End of Period Consisting of:

Cash in bank	$671,996	$547,629
Restricted cash	15,827	15,827

Total	$687,823	$563,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009
(Unaudited)

Supplemental Information of Noncash Investing and Financing Activities:

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

On January 16, 2009, SDS Inc. issued 120,000 (post forward stock split) shares to its Chief Financial Officer, Mr.Zwebner for services rendered. The transaction was valued at $18,000.

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

On January, 6, 2010, the Company issued 152,600 shares of common stock to a consultant  as a finders fee valued at $22,890.

On January 6, 2010, the Company issued 660,000 shares of common stock to consultants for services valued at $99,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

   Unaudited Interim Financial Statements

The accompanying consolidated financial statements of the Company as of March 31, 2010, and December 31, 2009, and for the three months ended March 31, 2010, and 2009, are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2010, and 2009.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 58 percent-owned Israeli subsidiary, Suspect Detection Systems, Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2010, and 2009.

   Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, “Income Taxes.”  As per FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of March 31, 2010, and December 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
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

  Concentration of Risk

As of March 31, 2010, and December 31, 2009, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage.

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

  Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in a business combination.  In accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill is not amortized but reviewed annually for impairment.

   Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and December 31, 2009, and expenses for the three months ended March 31, 2010, and 2009.  Actual results could differ from those estimates made by management.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(2)           Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of approximately $82,888 for the three months ended March 31, 2010 (2009 - $288,583) and, as of March 31, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,516,383 (2009 - $1,433,495).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of March 31, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 30, 2008, Mr. Bernstein resigned as the Company’s Secretary and tendered his resignation as a Director, effective May 31, 2008.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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

On January 13, 2010, the Board of Directors of the Company appointed Mr. Gil Boosidana as Chief Executive Officer.

On January 13, 2010, the Board of Directors of the Company appointed Mr. Yoav Krill as its Chairman.

(4)           Common Stock

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On January 19, 2009, the former Secretary and Director of SDS Inc. returned 7,000,000 shares of SDS Inc.’s common stock, which shares were cancelled.

In April 2009, SDS Inc. began a fifth capital formation activity through a Private Placement Offering (“PPO #5”), exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and one warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of December 31, 2009, the Company had issued 1,633,334 shares of common stock subscribed for proceeds of $245,000.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG-The Northern Group LP ("NG"), a stockholder of SDS- Israel, in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired an additional 7 percent of ownership interest in SDS- Israel.  The equity transaction was valued at $479,984.

On January 6, 2010, the Company issued 152,600 shares of common stock to a consultant for a finder’s fee valued at $22,890.

On January 6, 2010, the Company issued 660,000 shares of common stock to consultants for services valued at $99,000.

On January 6, 2010, the Company issued 166,667 shares of common stock for a stock subscription that was paid in 2009.

On January 29, 2010, the Company issued 300,000 shares of common stock for a cash payment of $45,000.

On March 24, 2010, the Company issued 333,333 shares of common stock for a cash payment of $50,000.

(5)           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010, and 2009, were as follows (assuming a 23 percent effective tax rate):

	Three Months Ended
	March 31,
	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	19,064	66,374
Change in valuation allowance	$(19,064)	(66,374)

Total deferred tax provision	$-	$-

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

SDS Inc. had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	As of	As of
	March 31,	December 31,
	2010	2009

Loss carryforwards	$348,768	$329,704
Less - Valuation allowance	(348,768)	(329,704)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, and December 31, 2009, the Company had approximately $1,516,383 and $1,433,495 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will expire in various periods through the year 2030.

(6)           Related Party Transactions

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  At the end of the March 2009, the Company terminated the verbal agreement regarding the lease of office space.  As of March 31, 2010, and December 31, 2009, SDS Inc. had accrued $8,952 in office rent expense related to the lease.

On October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the three months ended March 31, 2010, and 2009, SDS Inc. recognized $8,000 and $4,500, respectively in officer’s compensation expense.

As described in Note 4, on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 4, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

As of March 31, 2010, the Company owed $141,244 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of March 31, 2010, the Company owed $288 to an individual who is a former Director, President, and Treasurer of SDS Inc., and a current stockholder.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(7)           Commitments

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

(8)           Business Combination

On October 18, 2007, SDS Inc. entered into a Letter Agreement with SDS - Israel.  The Letter Agreement allowed the Company to conduct a due diligence review of SDS - Israel and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated.  As part of the Letter Agreement, SDS Inc. committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS - Israel.  As of December 31, 2007, SDS Inc. had paid SDS - Israel $60,000.  In January 2008, SDS Inc. and SDS - Israel amended the Letter Agreement such that the Company agreed to advance SDS - Israel an additional $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement.  The amount of $60,000 previously paid by SDS Inc. to SDS - Israel as well as each monthly payment of $30,000 served to reduce the $1,500,000 which SDS Inc. was committed to raise.  In May 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement.  In August 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement.  In December 2008, SDS Inc. and SDS - Israel entered into an Investment Agreement and the Company agreed to advance SDS - Israel an additional $280,000 and SDS - Israel issued to SDS Inc. 1,218,062 shares of SDS – Israel’s capital stock, par value NIS 0.01 per share, which represented 51 percent of the issued and outstanding share capital of SDS - Israel.  As of March 31, 2010, SDS Inc. had paid SDS - Israel a cumulative total of $1,100,000.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On November 14, 2007, the Company entered into a Letter of Intent with SDS - Israel, pursuant to which SDS Inc. intended to acquire all of the issued and outstanding capital stock of SDS - Israel.  In consideration thereof, SDS Inc. is to issue to the stockholders of SDS - Israel no less than 28,600,000 (post forward stock split) shares of SDS Inc.’s common stock, or such number of shares of SDS Inc.’s common stock representing not less than 31 percent of SDS Inc.’s issued and outstanding shares of common stock at the time of closing.  The closing of the transaction was to take place after SDS Inc. had raised a minimum of $500,000 from PPO #3.  SDS Inc. also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees.  As of March 31, 2010, and December 31, 2009, SDS Inc. had paid $15,000 in legal fees, and $20,000 in accounting fees in addition to the $1,100,000 described above for a total $1,135,000.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

In accordance with the terms of the Investment Agreement, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”), dated July 9, 2009, with NG, pursuant to which NG exchanged all of NG’s SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock. As a result of this transaction, the Company acquired an additional 7 percent ownership in SDS-Israel.

Also on July 9, 2009, SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, SDS Inc. issued 2,250,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  As a condition to the exchange for all the SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one-year anniversary of the agreement.  As of May 17, 2010, the Company has not issued any warrants.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(9)           Recent Accounting Pronouncements

On May 22, 2009, the FASB issued FASB Statement No. 164 (FASB ASC 958), “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142 (FASB ASC 350), “Goodwill and Other Intangible Assets,” to make it fully applicable to not-for-profit entities.

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

On May 28, 2009, the FASB issued FASB Statement No. 165 (FASB ASC 855), “Subsequent Events.”  SFAS 165 (FASB ASC 855) establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 (FASB ASC 855) provides:

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

On June 9, 2009, the FASB issued FASB Statement No. 166 (FASB ASC 860), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS No. 166 (FASB ASC 860) revises the derecognization provision of FASB Statement No. 140 (FASB ASC 860) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 810), "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R) (FASB ASC 810), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement 168 (FASB ASC 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

(10)           Subsequent Events

Common Stock

On April 23, 2010, the Company issued 120,000 shares of common stock to an Officer of the Company as a prepayment for services valued at $18,000.

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

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2010. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

The Company was incorporated under the General Corporation Law of the State of Delaware on October 5, 2006.  Initially the Company was focused on the business of offering computer hardware and software products to religious consumers, with an emphasis on ultra-orthodox Jewish communities in Israel.  On November 14, 2007, the Company executed a letter of intent with Suspect Detection Systems Ltd., an Israeli corporation (“SDS”), providing for the acquisition of SDS by the Company.  Since the execution of the letter of intent with SDS, the Company’s activities have focused on the consummation of the acquisition of SDS by the Company. On January 23, 2009, the Company amended its Certificate of Incorporation for the purpose of changing its name from “PCMT Corporation” to “Suspect Detection Systems Inc.” Such amendment was approved at a special meeting of the Company’s shareholders held on the same date.

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

In accordance with the terms of the Investment Agreement, the Company entered into an Exchange Agreement, dated July 9, 2009, with NG-The Northern Group LP ("NG"), pursuant to which NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Company’s common stock, and the issuance of warrants to purchase additional shares of common stock of the Company, on the terms and provisions provided for in the Exchange Agreement.

On July 9, 2009, the Company also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which the Company issued Two Million Two Hundred Fifty Thousand (2,250,000) stock purchase warrants (the “Warrants”) to NG. Each Warrant grants NG the right to purchase one (1) share of the Company’s common stock, commencing on July 9, 2009 and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.

As a condition to the exchange for all the SDS ordinary shares 3,199,891 shares of the Company’s common stock, NG agreed not to sell any shares of our common stock prior to the one (1) year anniversary of the Lock-Up Agreement.

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

On January 13, 2010, the Company, appointed Yoav Krill as Chairman of the Board of Directors, effective as of said date, to serve until the next annual meeting of the Company’s stockholders and until his successor is duly appointed and qualified.  In connection with Mr. Krill’s appointment, the Company entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board. In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000 per annum for the first twelve (12) month period and thereafter, the parties shall agree in writing, prior to November 30th of each calendar year as to the amount to be paid as director’s fees, but such amount shall not be less than $25,000 and shall be increased, proportionately, with any increase in the Company’s paid in capital, sales revenues or net profits. Mr. Krill was also granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the stock option plan adopted by the Company. 250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.

The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice. The failure of the Company to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement.

Also, on January 13, 2010, the Company appointed Gil Boosidan as its Chief Executive Officer and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”). In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan shall receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Company, the number to be determined by the market value of the shares of the date of issuance. The terms of the Employment Agreement shall be for one year, and the Company has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach.

Plan of Operation

As a result of the acquisition of 51% of Suspect Detection Systems Inc Ltd. in the beginning of the first quarter of 2009, we will continue pursue the development and marketing of SDS’s products over the next 12 months.

Results of Operations For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on April 14, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $620,199 for the three (3) months ended March 31, 2010 and as compared to $168,982 for the three ended March 31, 2009. The increase in revenues for the three months ending in 2010, as compared to the same period in 2009, is a result of increase marketing activities in 2009, and 2010, for the Companies product and the recognition of prior deferred revenues in the current period.

Total operating expenses

During the three (3) months ended March 31, 2010 and 2009, total operating expenses were $575,903 and $516,963 respectively.

Net loss

During the three (3) months ended March 31, 2010 the net loss amounted to $82,888 as opposed to the net loss of $ 288,583 recorded for the three months ending March 31 2009. As a result of the increased revenues in 2010, as compared to the same period in 2009, the Company's net loss decreased accordingly.

Liquidity and Capital Resources

The Company had cash in the amount of $671,996 as of March 31, 2010 and $701,931 as of December 31, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $620,199 for the three (3) months ended March 31, 2010, as compared to $168,982 for the three months ended March 31, 2009 and incurred net losses of $82,888 and $288,583 for the three month periods ending March 31 2010 and 2009 respectively. In addition, the Company had a stockholders' equity of $2,179,277 as at March 31, 2010.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing, research & development, marketing, sales channel development, general and administrative expenses and debt financing. In order to obtain capital, during the last fiscal year, the Company commenced capital formation activity through a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  For the three months ended March 31 2010, the Company has sold an aggregate of 633,333 units and has issued 633,333 shares of common stock 633,333 Class A Warrants and 633,333 Class B Warrants, for the aggregate purchase price of $0.15. There can be no assurance that the Company will be successful in selling additional units.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of approximately $82,888 for the three months ended March 31, 2010 (2009 - $288,583) and, as of March 31, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,516,383 (2009 - $1,433,495).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

Changes in Internal Controls

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2010, the Company issued 152,600 shares of common stock to Bransville Investment Ltd., a consultant, for a finder’s fee valued at $22,890.

On January 6, 2010, the Company issued 150,000 shares of common stock to Amir Uziel, a consultant, in consideration for services rendered in the amount of $22,500.

On January 6, 2010, the Company issued 150,000 shares of common stock to Lavi Krasney, a consultant, in consideration for services rendered in the amount of 22,500.

On January 6, 2010, the Company issued 360,000 shares of common stock to Samba Investitionen GmBH, a consultant, in consideration for services rendered in the amount of $54,000.

In order to obtain capital, during the last fiscal year ended December 31, 2009, the Company commenced capital formation activity through a private placement offering, exempt from registration under Regulation S of the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.

On January 6, 2010, the Company issued 166,667 shares of common stock, 166,667 Class A Warrants and 166,667 Class B Warrants to Asher Gil Mediouni, a non US person, in consideration for the purchase price of $25,000.

On January 29, 2010, the Company issued 300,000 shares of common stock to, 300,000 Class A Warrants and 300,000 Class B Warrants to Asher Gil Mediouni, in consideration for the purchase price of $45,000.

On March 24, 2010, the Company issued 333,333 shares of common stock, 333,333 Class A Warrants and 333,333 Class B Warrants to Avishai Goldberg Orner, in consideration for the purchase price of $50,000.

Use of Proceeds

The proceeds from the sale of the Units described above will be used for working capital purposes.

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable

Item 3.                      Defaults Upon Senior Securities.

Not applicable

Item 4.                      Removed and Reserved.

Item 5.                      Other Information.

Not applicable

Item 6.                      Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Gil Boosidan, Chief Executive Officer and Director(attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Asher Zwebner, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certification of Gil Boosidan, Chief Executive Officer and Director (attached hereto)

32.1	Section 1350 Certification of Asher Zwebner, Chief Financial Officer and Director(attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC.

Dated: May 17, 2010	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)