Form 10-Q
period 2010-06-30
Suspect Detection Systems, Inc.
filed 2010-08-19
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

As of August 16, 2010, 74,055,493 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$386,344	$701,931
Restricted cash	15,827	15,827
Inventory	39,797	55,281
Other current assets	59,237	60,343
Total current assets	501,205	833,382
Property and Equipment:
Property and equipment	41,101	30,034
Less - Accumulated depreciation	(20,592)	(17,534)
Property and equipment, net	20,509	12,500
Other Assets:
Severance pay fund	82,139	45,563
Other assets, non-current	63,796	10,578
Goodwill	1,325,654	1,325,654
Total other assets	1,471,589	1,381,795
Total Assets	$1,993,303	$2,227,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$17,664	$9,175
Accrued liabilities	276,137	161,161
Advances from customers	117,460	919,400
Deferred revenues	216,453	55,631
Due to Directors and stockholders	138,382	99,541
Total current liabilities	766,096	1,244,908
Long-term Debt:
Accrued severance pay	82,139	84,315
Total liabilities	848,235	1,329,223
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 74,055,493 and 71,822,893 shares issued and outstanding in 2010 and 2009, respectively	7,406	7,182
Additional paid-in capital	3,050,065	2,717,373
Common stock subscribed	-	25,000
Accumulated (deficit)	(1,601,463)	(1,433,495)
Total stockholders' equity	1,456,008	1,316,060
Less - Noncontrolling interest	(310,940)	(417,606)
Total stockholders' equity, net	1,145,068	898,454
Total Liabilities and Stockholders' Equity	$1,993,303	$2,227,677

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues, net	$717,403	$254,759	$1,337,602	$423,741
Cost of Goods Sold	31,409	14,729	69,748	52,186
Gross Profit	685,994	240,030	1,267,854	371,555
Expenses:
Research and development	177,676	32,683	209,861	72,430
Selling, general and administrative	515,590	299,926	963,406	777,140
Stock-based compensation	45,916	-	45,916	-
Professional fees paid by issuance of common stock	11,096	-	110,096	-
Total operating expenses	750,278	332,609	1,329,279	849,570
Income (Loss) from Operations	(64,284)	(92,579)	(61,425)	(478,015)
Other Income (Expense):
Interest income	123	1,407	123	7,041
Interest (expense)	-	-		-
Total other income (expense)	123	1,407	123	7,041
Provision for Income Taxes	-	-	-	-
Net (Loss) Before Noncontrolling Interest	(64,161)	(91,172)	(61,302)	(470,974)
Less - (Income) Loss Attributable to
Noncontrolling Interest	(20,919)	7,159	(106,666)	84,062
Net (Loss)	$(85,080)	$(98,331)	$(167,968)	$(386,912)
(Loss) Per Common Share:
(Loss) per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	73,977,031	66,002,708	73,483,285	66,592,909

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net (loss)	$(61,302)	$(470,974)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	18,000	25,500
Common stock issued for consulting services	149,000	-
Stock-based Compensation	45,916	-
Depreciation	3,058	2,859
Changes in Assets and Liabilities-
Inventory	15,484	41,261
Other assets	(52,112)	109,150
Accounts payable - Trade	8,489	(18,551)
Accrued liabilities	114,976	(349,218)
Advances from customers	(801,940)	-
Accrued severance pay	(2,176)	-
Deferred revenues	160,822	-
Net Cash (Used in) Operating Activities	(401,785)	(659,973)
Investing Activities:
Severance fund	(36,576)	40,827
Purchases of property and equipment	(11,067)	(1,850)
Net Cash (Used in) Provided by Investing Activities	(47,643)	38,977
Financing Activities:
Issuance of common stock for cash	95,000	55,000
Due to Director and stockholder	38,841	(3,155)
Net Cash Provided by Financing Activities	133,841	51,845
Net (Decrease) in Cash	(315,587)	(569,151)
Cash and Cash Equivalents - Beginning of Period	717,758	869,537
Cash and Cash Equivalents - End of Period	$402,171	$300,386
Cash and Cash Equivalents - End of Period Consisting of:
Cash in bank	$386,344	$284,559
Restricted cash	15,827	15,827
Total	$402,171	$300,386
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009
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

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services valued at $50,000

On April 23, 2010, the Company issed 120,000 shares of common stock to its Chief Financial Officer, Mr. Zwebner, for services rendered. The transaction was valued at $18,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Suspect Detection Systems Inc. (“SDS Inc.” or the “Company”) is a Delaware corporation that conducts its operations through its 58 percent-owned subsidiary, Suspect Detection Systems Ltd., an Israeli Corporation (“SDS - Israel”).  The Company was incorporated under the laws of the State of Delaware on October 5, 2006, as PCMT Corporation.  On December 24, 2008, the Company’s stockholders resolved to change its name from PCMT Corporation to Suspect Detection Systems Inc.  On January 27, 2009, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to reflect this change.  The Company was in the development stage during the year ended December 31, 2008.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  The accompanying consolidated financial statements were prepared from the accounts of the Company and its subsidiary under the accrual basis of accounting.

   Unaudited Interim Financial Statements

The accompanying consolidated financial statements of the Company as of June 30, 2010, and December 31, 2009, and for the three and six months ended June 30, 2010, and 2009, are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2010, and 2009.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
JUNE 30, 2010, AND 2009
(Unaudited)

   Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2010, and 2009.

   Income Taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  As per ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of June 30, 2010, and December 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

  Concentration of Risk

As of June 30, 2010, and December 31, 2009, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage.

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

  Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in a business combination.  In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill is not amortized but reviewed annually for impairment.

   Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and December 31, 2009, and expenses for the three and six months ended June 30, 2010, and 2009.  Actual results could differ from those estimates made by management.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(2)           Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $167,968 for the six months ended June 30, 2010 (2009 - $386,912) and, as of June 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,601,463 (2009 - $1,433,495).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of June 30, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 30, 2008, Mr. Yosef Nocham Bernstein resigned as the Company’s Secretary and tendered his resignation as a Director, effective May 31, 2008.

Mr. Nachman Shlomo Kohen resigned as a Director of SDS Inc. and tendered his resignation as the Company’s President, effective May 5, 2008.

On the same date, Mr. Asher Zwebner was appointed as the Company’s interim Chief Executive Officer, and was elected as a Director of SDS Inc.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On January 12, 2010, Mr. Asher Zwebner, the Chief Executive Officer and Chief Financial Officer of the Registrant, resigned as the Chief Executive Officer.  Mr. Zwebner remains as Chief Financial Officer and a Director of the Company.

On January 13, 2010, the Board of Directors of the Company appointed Mr. Gil Boosidan as Chief Executive Officer.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services provided.  These services were valued at $50,000.

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

Stock options

On January 13, 2010, the Company appointed Yoav Krill as Chairman of the Board of Directors. In connection the appointment, Mr. Krill was granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the stock option plan adopted by the Company.  A total of 250,000 options vested immediately, while the remaining options vest at a rate of 104,167 options each calendar quarter over three years.  Vesting of these options commenced on March 31, 2010. The options terminate forty-eight (48) months from the date of vesting.

As of the date of the grant, the expected term of the options was 7 years, expected volatility was 158.87 percent, expected dividend rate was 0 percent, and the risk free rate of return was 3.28 percent.

The following table summarizes stock option activity for the Company during the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	-	-	-	-
Granted	1,500,000	$0.15	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding June 30, 2010	1,500,000	$0.15	3.46	$0
Vested and Exercisable at June 30, 2010	458,333	$0.15	3.46	$0

As of June 30, 2010, the total unrecognized compensation cost related to stock options amounted to $127,634, which will be recognized over the remaining requisite service period through August 2011.

(5)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2010, and 2009, were as follows (assuming a 23 percent effective tax rate):

	Six Months Ended June 30,
	2010	2009
Current Tax Provision:
Federal and state-
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$28,072	$88,990
Change in valuation allowance	(28,072)	(88,990)
Total deferred tax provision	$—	$—

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

SDS Inc. had deferred income tax assets as of June 30, 2010, and December 31, 2009, as follows:

	As of June 30, 2010	As of December 31, 2009
Loss carryforwards	$357,776	$329,704
Less - Valuation allowance	(357,776)	(329,704)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, and December 31, 2009, the Company had approximately $1,555,547 and $1,433,495 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will expire in various periods through the year 2030.

(6)           Related Party Transactions

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount was $300, and the term of the lease arrangement was month-to-month.  At the end of the March 2009, the Company terminated the verbal agreement regarding the lease of office space. As of June 30, 2010, and December 31, 2009, SDS Inc. had accured 8,952 in office rent expese related to the lease.

On October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the six months ended June 30, 2010, and 2009, SDS Inc. recognized $15,500 and $6,000, respectively in officer’s compensation expense.

As described in Note 4, on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 4, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

As of June 30, 2010, the Company owed $138,094 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

As of June 30, 2010, the Company owed $288 to an individual who is a former Director, President, and Treasurer of SDS Inc., and a current stockholder.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

(8)           Business Combination

On October 18, 2007, SDS Inc. entered into a Letter Agreement with SDS - Israel.  The Letter Agreement allowed the Company to conduct a due diligence review of SDS - Israel and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated.  As part of the Letter Agreement, SDS Inc. committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS - Israel.  As of December 31, 2007, SDS Inc. had paid SDS - Israel $60,000.  In January 2008, SDS Inc. and SDS - Israel amended the Letter Agreement such that the Company agreed to advance SDS - Israel an additional $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement.  The amount of $60,000 previously paid by SDS Inc. to SDS - Israel as well as each monthly payment of $30,000 served to reduce the $1,500,000 which SDS Inc. was committed to raise.  In May 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement.  In August 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement.  In December 2008, SDS Inc. and SDS - Israel entered into an Investment Agreement and the Company agreed to advance SDS - Israel an additional $280,000 and SDS - Israel issued to SDS Inc. 1,218,062 shares of SDS – Israel’s capital stock, par value NIS 0.01 per share, which represented 51 percent of the issued and outstanding share capital of SDS - Israel.  As of June 30, 2010, SDS Inc. had paid SDS - Israel a cumulative total of $1,100,000.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On November 14, 2007, the Company entered into a Letter of Intent with SDS - Israel, pursuant to which SDS Inc. intended to acquire all of the issued and outstanding capital stock of SDS - Israel.  In consideration thereof, SDS Inc. is to issue to the stockholders of SDS - Israel no less than 28,600,000 (post forward stock split) shares of SDS Inc.’s common stock, or such number of shares of SDS Inc.’s common stock representing not less than 31 percent of SDS Inc.’s issued and outstanding shares of common stock at the time of closing.  The closing of the transaction was to take place after SDS Inc. had raised a minimum of $500,000 from PPO #3.  SDS Inc. also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees.  As of June 30, 2010, and December 31, 2009, SDS Inc. had paid $15,000 in legal fees, and $20,000 in accounting fees in addition to the $1,100,000 described above for a total $1,135,000.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

In accordance with the terms of the Investment Agreement, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”), dated July 9, 2009, with NG, pursuant to which NG exchanged all of NG’s SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock.  As a result of this transaction, the Company acquired an additional 7 percent of ownership interest in SDS-Israel.

Also on July 9, 2009, SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, SDS Inc. issued 2,250,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  As a condition to the exchange for all the SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one-year anniversary of the agreement.  As of May 17, 2010, the Company has not issue any warrants.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(9)           Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

Plan of Operation

As a result of the acquisition of 58% of Suspect Detection Systems Ltd. in the beginning of the first quarter of 2009, we are currently  marketing SDS’s products.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on April 14, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $717,403 for the three (3) months ended June 30, 2010 and as compared to $254,759 for the three ended June 30, 2009. The increase in revenues for the three months ending in June 30, 2010, as compared to the same period in 2009, is a result of increased marketing activities in 2009 and 2010.

Total operating expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $750,248 and $332,609 respectively. The increase in operating expenses results from an increase in stock-based compensation and an increase in general and administrative expenses due to the increase in the Company 's marketing activities.

Net loss

During the three (3) months ended June 30, 2010 and 2009, the net loss was $85,080 and $98,331 respectively.

Results of Operations For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

The Company generated $1,337,602 and $423,741 in revenues for the six (6) months ended June 30, 2010 and 2009. The increase in revenues is a result of increased marketing activities in 2009 and 2010.

Total Operating Expenses

During the six (6) months ended June 30, 2010 and 2009, total operating expenses were $1,329,279 and $849,570, respectively. The increase in operating expenses results from an increase in general and administrative expenses due to the increase in the Company 's marketing activities.

Net loss

During the six (6) months ended June 30, 2010 and 2009, the net loss was $167,968 and $386,912, respectively.

Liquidity and Capital Resources

The Company had cash in the amount of $386,344 as of June 30, 2010 and $701,931 as of December 31, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $717,403 for the three (3) months ended June 30, 2010, as compared to $254,759 for the three months ended June 30, 2009 and incurred net losses of $85,080 and $98,331 for the three month periods ending June 30, 2010 and 2009 respectively. In addition, the Company had a stockholders' equity of $1,993,303 as at June 30, 2010.

As of June 30, 2010, the Company owed $138,094 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing, research & development, marketing, sales channel development, general and administrative expenses and debt financing. In order to obtain capital, during the last fiscal year, the Company commenced capital formation activity through a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  For the six months ended June 30, 2010, the Company has sold an aggregate of 800,000 units and has issued 800,000 shares of common stock 800,000 Class A Warrants and 800,000 Class B Warrants, for the aggregate purchase price of $0.15. There can be no assurance that the Company will be successful in selling additional units.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $167,968 for the six months ended June 30, 2010 (2009 - $386,912) and, as of June 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,601,463 (2009 - $1,433,495).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of June 30, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

 Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services provided.  These services were valued at $50,000.

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

Use of Proceeds

The proceeds from the sale of the Company’s securities were be used for working capital purposes.

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

SUSPECT DETECTION SYSTEMS, INC.
Dated: August 17, 2010
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 17, 2010
	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title : Chief Financial Officer and Director (Principal Financial and Accounting Officer)