Form 10-Q
period 2010-09-30
Suspect Detection Systems, Inc.
filed 2010-11-15
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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
    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of November 15, 2010, 74,055,493 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$637,110	$701,931
Restricted cash	15,827	15,827
Inventory	100,588	55,281
Prepaid expenses	196,574	60,343

Total current assets	950,099	833,382

Property and Equipment:
Property and equipment	59,046	30,034
Less - Accumulated depreciation	(23,592)	(17,534)

Property and equipment, net	35,454	12,500

Other Assets:
Severance pay fund	82,139	45,563
Prepaid expenses, non-current	39,507	10,578
Goodwill	1,325,654	1,325,654

Total other assets	1,447,300	1,381,795

Total Assets	$2,432,853	$2,227,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$89,878	$9,175
Accrued liabilities	242,231	161,161
Advances from customers	706,870	919,400
Deferred revenues	169,742	55,631
Due to Directors and stockholders	155,113	99,541

Total current liabilities	1,363,834	1,244,908

Long-term Debt:
Accrued severance pay	82,139	84,315

Total liabilities	1,445,973	1,329,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 74,055,493 and 71,822,893 shares issued and
outstanding in 2010 and 2009, respectively	7,405	7,182
Additional paid-in capital	3,059,371	2,717,373
Common stock subscribed	-	25,000
Accumulated (deficit)	(1,723,985)	(1,433,495)

Total Stockholders' Equity	1,342,791	1,316,060

Less - Noncontrolling Interest	(355,911)	(417,606)

Total stockholders' equity, Net	986,880	898,454

Total Liabilities and Stockholders' Equity	$2,432,853	$2,227,677

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues, net	$259,080	$401,512	$1,596,682	$825,253

Cost of Goods Sold	72,384	34,264	142,132	86,450

Gross Profit	186,696	367,248	1,454,550	738,803

Expenses:
Research and development	108,692	48,293	318,553	120,723
Selling, general and administrative	226,158	609,996	1,345,576	1,387,136

Total operating expenses	334,850	658,289	1,664,129	1,507,859

Income (Loss) from Operations	(148,154)	(291,041)	(209,579)	(769,056)

Other Income (Expense):
Interest income	-	-	-	-
Interest (expense)	(19,216)	(16,158)	(19,216)	(9,117)

Total other income (expense)	(19,216)	(16,158)	(19,216)	(9,117)

Provision for Income Taxes	-	-	-	-

Net (Loss) Before Noncontrolling Interest	(167,370)	(307,199)	(228,795)	(778,173)

Less - (Income) Loss Attributable to
Noncontrolling Interest	44,971	(11,877)	(61,695)	95,941

Net (Loss)	$(122,399)	$(295,322)	$(290,490)	$(682,232)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	74,055,493	68,699,471	73,676,117	67,456,952

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Operating Activities:
Net (loss)	$(228,795)	$(778,173)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	18,000	25,500
Common stock issued for consulting services	149,000	112,500
Stock-based compensation	55,221	-
Depreciation	6,058	2,223
Changes in Assets and Liabilities-
Inventory	(45,307)	23,822
Prepaid expenses	(165,160)	127,485
Accounts payable - Trade	80,703	13,421
Accrued liabilities	81,070	84,149
Advances from customers	(212,530)	(130,973)
Accrued severance pay	(2,176)	(5,000)
Deferred revenues	114,111	-

Net Cash (Used in) Operating Activities	(149,805)	(525,046)

Investing Activities:
Severance fund	(36,576)	40,827
Purchases of property and equipment	(29,012)	(4,063)

Net Cash (Used in) Provided by Investing Activities	(65,588)	36,764

Financing Activities:
Issuance of common stock for cash	95,000	257,000
Due to Director and stockholder	55,572	110,597

Net Cash Provided by Financing Activities	150,572	367,597

Net (Decrease) in Cash	(64,821)	(120,685)

Cash and Cash Equivalents - Beginning of Period	717,758	869,538

Cash and Cash Equivalents - End of Period	$652,937	$748,853

Cash and Cash Equivalents - End of Period Consisting of:

Cash in bank	$637,110	$733,026
Restricted cash	15,827	15,827

Total	$652,937	$748,853

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009
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

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services valued at $50,000.

On April 23, 2010, the Company issed 120,000 shares of common stock to its Chief Financial Officer, Mr. Zwebner, for services rendered. The transaction was valued at $18,000.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
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

Unaudited Interim Financial Statements

The accompanying consolidated financial statements of the Company as of September 30, 2010, and December 31, 2009, and for the three and nine months ended September 30, 2010, and 2009, are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2010, and 2009.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2010, and 2009.

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts SDS Inc. could realize in a current market exchange.  As of September 30, 2010, and December 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Concentration of Risk

As of September 30, 2010, and December 31, 2009, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage.

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

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and December 31, 2009, and expenses for the nine months ended September 30, 2010, and 2009.  Actual results could differ from those estimates made by management.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)           Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $290,490 for the nine months ended September 30, 2010 (2009 - $682,232) and, as of September 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,723,985 (2009 - $1,433,495).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of September 30, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Appointment of Officers

On October 18, 2007, SDS Inc. appointed Mr. Asher Zwebner as Chief Financial Officer (“CFO”).  On October 23, 2007, an employment agreement was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter, and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

As of the date of the grant, the expected term of the options was 7 years, expected volatility was 158.87 percent, expected dividend rate was 0 percent, and the risk free rate of return was 3.28 percent.

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	-	-	-	-
Granted	1,500,000	$0.15	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding September 30, 2010	1,500,000	$0.15	3.20	-
Vested & Exercisable at September 30, 2010	562,499	$0.15	3.20	-

As of September 30, 2010, the total unrecognized compensation cost related to stock options amounted to $118,330, which will be recognized over the remaining requisite service period through December 2013.

(5)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2010, and 2009, were as follows (assuming a 23 percent effective tax rate):

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$66,813	$156,913
Change in valuation allowance	(66,813)	(156,913)

Total deferred tax provision	$-	$-

SDS Inc. had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

	As of	As of
	September 30,	December 31,
	2010	2009

Loss carryforwards	$396,517	$329,704
Less - Valuation allowance	(396,517)	(329,704)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, and December 31, 2009, the Company had approximately $1,723,985 and $1,433,495 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will expire in various periods through the year 2030.

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

On October 23, 2007, SDS Inc. entered into an employment agreement with its CFO.  This agreement provides that the CFO will receive a base salary of $3,000 per quarter, and $5,000 per annual audit.  This agreement is effective until the next annual general meeting of the stockholders of the Company or until his successor is elected or appointed.  During the nine months ended September 30, 2010, and 2009, SDS Inc. recognized $15,500 and $6,000, respectively in officer’s compensation expense.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

As described in Note 4, on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 4, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

As of September 30, 2010, the Company owed $163,777 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of September 30, 2010, the Company owed $288 to an individual who is a former Director, President, and Treasurer of SDS Inc., and a current stockholder.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

(8)           Business Combination

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

On October 18, 2007, SDS Inc. entered into a Letter Agreement with SDS - Israel.  The Letter Agreement allowed the Company to conduct a due diligence review of SDS - Israel and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated.  As part of the Letter Agreement, SDS Inc. committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS - Israel.  As of December 31, 2007, SDS Inc. had paid SDS - Israel $60,000.  In January 2008, SDS Inc. and SDS - Israel amended the Letter Agreement such that the Company agreed to advance SDS - Israel an additional $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement.  The amount of $60,000 previously paid by SDS Inc. to SDS - Israel as well as each monthly payment of $30,000 served to reduce the $1,500,000 which SDS Inc. was committed to raise.  In May 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement.  In August 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement.  In December 2008, SDS Inc. and SDS - Israel entered into an Investment Agreement and the Company agreed to advance SDS - Israel an additional $280,000 and SDS - Israel issued to SDS Inc. 1,218,062 shares of SDS – Israel’s capital stock, par value NIS 0.01 per share, which represented 51 percent of the issued and outstanding share capital of SDS - Israel.  As of September 30, 2010, SDS Inc. had paid SDS - Israel a cumulative total of $1,100,000.

On November 14, 2007, the Company entered into a Letter of Intent with SDS - Israel, pursuant to which SDS Inc. intended to acquire all of the issued and outstanding capital stock of SDS - Israel.  In consideration thereof, SDS Inc. is to issue to the stockholders of SDS - Israel no less than 28,600,000 (post forward stock split) shares of SDS Inc.’s common stock, or such number of shares of SDS Inc.’s common stock representing not less than 31 percent of SDS Inc.’s issued and outstanding shares of common stock at the time of closing.  The closing of the transaction was to take place after SDS Inc. had raised a minimum of $500,000 from PPO #3.  SDS Inc. also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees. As of December 31, 2009, SDS Inc. had paid $15,000 in legal fees, and $20,000 in accounting fees in addition to the $1,100,000 described above for a total $1,135,000.

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
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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
SEPTEMBER 30, 2010, AND 2009
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

Plan of Operation

As a result of the acquisition of 58% of Suspect Detection Systems Ltd. in the beginning of the first quarter of 2009, we are currently pursuing the development and marketing of SDS’s products.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on April 14, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $259,080 for the three (3) months ended September 30, 2010 and as compared to $401,512 for the three ended September 30, 2009. The decrease in revenues for the three months ended in September 30, 2010, as compared to the same period in 2009, is a result of seasoned period in July - September 2010 .

Total operating expenses

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $334,850 and $658,289 respectively, in 2009 as an increase in general and administrative expenses due to the increase in the Company's marketing activities.

Net loss

During the three (3) months ended September 30, 2010 and 2009, the net loss was $122,399 and $259,322 respectively.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

The Company generated $1.596,682 and $825,253 in revenues for the nine (9) months ended September 30, 2010 and 2009.

Total Operating Expenses

During the nine (9) months ended September 30, 2010 and 2009, total operating expenses were $1,664,129 and $1,507,859, respectively.

Net loss

During the nine (9) months ended September 30, 2010 and 2009, the net loss was $290,490 and $682,232, respectively.

Liquidity and Capital Resources

The Company had cash in the amount of $637,110 as of September 30, 2010 and $701,931 as of December 31, 2009. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $259,080 for the three (3) months ended September 30, 2010, as compared to $401,512 for the three months ended September 30, 2009 and incurred net losses of $122,399 and $295,322 for the three month periods ending September 30, 2010 and 2009, respectively. In addition, the Company had a stockholders' equity of $986,880 as at September 30, 2010.

As of September 30, 2010, the Company owed $155,113 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months. These anticipated expenditures are for manufacturing, research & development, marketing, sales channel development, general and administrative expenses and debt financing. In order to obtain capital, during the last fiscal year, the Company commenced capital formation activity through a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  For the nine months ended September 30, 2010, the Company has sold an aggregate of 800,000 units and has issued 800,000 shares of common stock 800,000 Class A Warrants and 800,000 Class B Warrants, for the aggregate purchase price of $0.15. There can be no assurance that the Company will be successful in selling additional units.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $290,490 for the nine months ended September 30, 2010 (2009 - $681,232) and, as of September 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,723,985 (2009 - $1,433,495).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of September 30, 2010, and December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

 Use of Proceeds

None

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
Dated: November 15, 2010
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 15, 2010
	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title : Chief Financial Officer and Director (Principal Financial and Accounting Officer)