Form 10-K/A
period 2009-12-31
Suspect Detection Systems, Inc.
filed 2011-01-14
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference: None

PART I

As used in this amended Annual Report on Form 10-K/A, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Suspect Detection Systems Inc., unless the context otherwise indicates.

Forward-Looking Statements

This amended Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements.  Any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements as those that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” or  “predicts.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

SDS was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  In order to finance its research and development activities, SDS sought public funding and in 2005, the Transportation Security Administration of the US Department of Homeland Security (the “TSA”) awarded a grant to SDS to support the development of behavior pattern recognition technology.  Additional funding was obtained from the Israeli government and US and Israeli governmental security authorities performed evaluations and testing of SDS’s products in 2005.  In 2006, SDS obtained private financing, issuing shares of preferred stock and warrants to the NG – The Northern Group LP.  Additional US government funding was obtained in 2006 from the TSA.

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

On May 6, 2009, the Board of Directors of the Company appointed Julius Klein as the Treasurer, Secretary, to serve at the discretion of the Board, until his successor(s) are duly appointed and qualified.  In connection with his appointment as an officer and a Director of the Company, the Board of Directors approved a one-time issuance of 50,000 shares of the Company’s common stock.

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

Employees

On April 12, 2010, the Registrant had 7 full time employees

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

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

Item 7. Management’s Discussion and Analysis or Plan Operation

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this amended Annual Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Total operating expenses

During fiscal year ended December 31, 2009, total operating expenses were $2,154,909, which included research and development expenses in the amount of $396,049 and selling, general and administrative expenses in the amount of $1,758,860.  During the fiscal year December 31, 2008, the total operating expenses were $258,615, general and administrative expenses were primarily selling, general and administrative.  General expenses include fees for consulting, legal and professional accounting associated with fulfilling the Company’s SEC reporting requirements.  As of December 31, 2009, the Company had an accumulated deficit of approximately $1,431,535 (2008-$340,511)

Net loss

During the fiscal years ended December 31, 2009, and 2008, the net loss was $1,091,024 and $251,267, respectively.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of approximately $1,091,024 for the year ended December 31, 2009 and, as of December 31, 2009, the Company had an accumulated deficit of approximately $1,431,535.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

6

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

Off-Balance Sheet Arrangements

None.

7

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Suspect Detection Systems Inc.:

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

As discussed in Note 3 to the consolidated financial statements, an error in the determination of the amount of goodwill, additional paid in capital and l and noncontrolling interest from the acquisition of an additional seven percent interest in the equity of Suspect Detection Systems, Ltd., an Israeli Corporation, resulting from an Exchange Agreement dated July 9, 2009, which amounted to $291,690, was determined by management of the Company.  Accordingly, the consolidated financial statements as of and for the period ended December 31, 2009, have been restated to correct the error.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 26, 2010, except for Note 3, for
which the date is December 30, 2010.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 3)
AS OF DECEMBER 31, 2009, AND 2008 (RESTATED) (NOTE 3)

ASSETS

	2009	2008
	(Restated)
Current Assets:
Cash and cash equivalents	$701,931	$179,565
Restricted cash	15,827	-
Due from related party - SDS - Israel	-	28,000
Inventory	55,281	-
Prepaid expenses	60,343	143,392

Total current assets	833,382	350,957

Property and Equipment:
Computer and other equipment	30,034	-
Less - Accumulated depreciation	(17,534)	-

Property and equipment, net	12,500	-

Other Assets:
Deferred acquisition costs	-	1,135,000
Severance pay fund	45,563	-
Prepaid expenses, non-current	10,578	-
Goodwill	1,033,964	-

Total other assets	1,090,105	1,135,000

Total Assets	$1,935,987	$1,485,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$9,175	$807
Accrued liabilities	161,161	20,802
Advances from customers	919,400	-
Deferred revenues	55,631	-
Due to Director and stockholder	99,541	288

Total current liabilities	1,244,908	21,897

Long-term Debt:
Accrued severance pay	84,315	-

Total liabilities	1,329,223	21,897

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 71,822,893 and 72,689,668 shares issued and
outstanding in 2009 and 2008, respectively	7,182	7,269
Additional paid-in capital	2,239,248	1,797,302
Common stock subscribed	25,000	-
Accumulated (deficit)	(1,431,535)	(340,511)

Total stockholders' equity	839,895	1,464,060

Less - Noncontrolling interest	(233,131)	-

Total stockholders' equity, Net	606,764	1,464,060

Total Liabilities and Stockholders' Equity	$1,935,987	$1,485,957

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008 (RESTATED) (NOTE 3)

	Years Ended
	December 31,
	2009	2008
	(Restated)

Revenues, net	$888,635	$-

Cost of Goods Sold	141,215	-

Gross Profit	747,420	-

Expenses:
Research and development	396,049	-
Selling, general and administrative	1,758,860	258,615

Total operating expenses	2,154,909	258,615

(Loss) from Operations	(1,407,489)	(258,615)

Other Income (Expense):
Interest income	213	7,348
Interest (expense)	(12,093)	-

Total other income (expense)	(11,880)	7,348

Provision for Income Taxes	-	-

Net (loss)	(1,419,369)	(251,267)

Net (loss) Attributable to Noncontrolling Interest	(328,345)	-

Net (loss) attributable to Suspect Detection Systems Inc.	$(1,091,024)	$(251,267)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	68,531,107	68,874,810

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008 (RESTATED) (NOTE 3)

			Additional	Common
	Common stock		Paid-in	Stock	Accumulated	Noncontrolling
Description	Shares	Amount	Capital	Subscriptions	(Deficit)	Interest	Total

Balance - December 31, 2007	61,500,000	$6,150	$119,801	$378,250	$(89,244)	$-	$414,957

Payment for common stock subscription	-	-	-	15,000	-	-	15,000
							-
Common stock subscribed - 5,568,337 shares	-	-	-	768,250	-	-	768,250
							-
Common stock issued from subscribed shares	9,523,002	952	1,427,668	(1,161,500)	-	-	267,120
							-
Common stock issued for services	1,666,666	167	249,833	-	-	-	250,000
							-
Net (loss) for the period	-	-	-	-	(251,267)	-	(251,267)

Balance - December 31, 2008	72,689,668	7,269	1,797,302	-	(340,511)	-	1,464,060

Cancellation of common stock by Director and officer	(7,000,000)	(700)	700	-	-	-	-
							-
Common stock issued to Officer for services	170,000	17	25,483	-	-	-	25,500
							-
Common stock issued for cash	2,013,334	201	301,799	-	-	-	302,000

Purchase of 51% of SDS-Israel shares as subsidiary investment	-	-	-	-	-	97,073	97,073

Common stock issued for 7% increase in subsidiary investment	3,199,891	320	1,539	-	-	(1,859)	-
							-
Common stock issued for services	750,000	75	112,425	-	-	-	112,500
							-
Payment for common stock subscription	-	-	-	25,000	-	-	25,000

Net (loss) for the period	-	-	-	-	(1,091,024)	-	(1,091,024)
							-
Net (loss) for the period - Noncontrolling interest	-	-	-	-	-	(328,345)	(328,345)

Balance -December 31, 2009	71,822,893	$7,182	$2,239,248	$25,000	$(1,431,535)	$(233,131)	$606,764

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009,
AND 2008 (RESTATED) (NOTE 3)

	Years Ended
	December 31,
	2009	2008
	(Restated)
Operating Activities:
Net (loss)	$(1,419,369)	$(251,267)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	25,500	-
Common stock issued for promotional services	-	250,000
Common stock issued for consulting services	112,500	-
Depreciation	17,534	-
Changes in Assets and Liabilities-
Inventory	20,004	-
Prepaid expenses	118,956	(143,392)
Security deposit	-	500
Severance pay fund	(4,736)	-
Accounts payable - Trade	(50,386)	(6,593)
Accrued liabilities	55,685	2,825
Advances from customers	440,149	-
Deferred revenues	55,631	-
Accrued severance pay	36,514	-

Net Cash (Used in) Operating Activities	(592,018)	(147,927)

Investing Activities:
Cash acquired in business combination	689,973	-
Deferred acquisition costs	-	(1,059,500)
Purchases of Property and Equipment	(14,015)	-

Net Cash Provided by (Used in) Investing Activities	675,958	(1,059,500)

Financing Activities:
Issuance of common stock for cash	302,000	1,035,370
Cash advances applied in acquisition of subsidiary	-	-
Due from related party - SDS - Israel	28,000	(28,000)
Stock subscriptions paid	25,000	15,000
Due to Director and stockholder	99,253	88

Net Cash Provided by Financing Activities	454,253	1,022,458

Net Increase (Decrease) in Cash	538,193	(184,969)

Cash and Cash Equivalents - Beginning of Period	179,565	364,534

Cash and Cash Equivalents - End of Period	$717,758	$179,565

Cash and Cash Equivalents - End of Period Consisting of:	-

Cash in bank	$701,931	$179,565
Restricted cash	15,827	-

Total	$717,758	$179,565

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008 (RESTATED) (NOTE 3)

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

On January 16, 2009, SDS Inc. issued 120,000 (post forward stock split) shares to its Chief Financial Officer, Mr. Zwebner for services rendered. The transaction was valued at $18,000.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein, for services rendered. The transaction was valued at $7,500.

On May 6, 2009, SDS Inc. issued 750,000 shares to a consulting company for services rendered. The transaction was valued at $112,500.

On August 18, 2009, the Company acquired an additional seven (7) percent of the capital stock of SDS - Israel by issuing 3,199,891 shares of common stock.
The transaction was recorded at acost as an equity transaction in the accompanying consolidated financial statements.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

On January 20, 2009, SDS Inc. completed a business combination for the purchase of 51 percent of the issued and outstanding shares of SDS – Israel for consideration of $1,100,000.  The Company incurred an additional $35,000 in acquisition costs related to legal and accounting fees.  The business combination was accounted for by the purchase method and accordingly, the purchase price has been allocated to the estimated fair values of the respective assets acquired and liabilities assumed of SDS – Israel, with the remaining representing goodwill in the amount of $1,033,964.  The results of operations of SDS – Israel have been included in the consolidated financial statements of the Company commencing January 20, 2009.

In July 9, 2009, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the Northern Group LP ("NG"), pursuant to which NG exchanged 170,295 ordinary shares of SDS – Israel for 3,199,891 of SDS Inc’s common stock.  The 170,295 shares of SDS- Israel represented 7 percent of the outstanding shares of SDS-Israel and increased SDS Inc.’s ownership interest in SDS- Israel to 58 percent.  The acquisition of the additional equity interest was accounted for by the equity method.  .  The increased percentage of ownership of SDS – Israel, amounting to 58 percent, has been applied to the operations of this subsidiary from July 9, 2009, through December 31, 2009.

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 58 percent owned Israeli subsidiary, Suspect Detection Systems Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

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

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of December 31, 2009, and 2008, the Company had $0 and $1,135,000, respectively, of deferred acquisition costs, and recognized $1,033,964of goodwill from the Company’s business combination transactions.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008
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

Goodwill

The Company accounts for Goodwill in accordance with the FASB ASC Topic 350, “Intangible-Goodwill and Other.”  The Company evaluates Goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including Goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using discounted projected cash flows.  If the carrying amount of the reporting unit exceeds its fair value, Goodwill is considered impaired, and a second step is performed to measure the amount of impairment loss, if any.  The Company conducts our annual impairment test as of December 31 of each year, and determines if there is any impairment.  The amount of goodwill was $1,033,964 as of December 31 of 2009, and there was no impairment of Goodwill as of that date.

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

(2)           Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of approximately $1,091,024 for the year ended December 31, 2009 (2008-$251,267) and, as of December 31, 2009, the Company had an accumulated deficit of approximately $1,431,535 (2008-$340,511).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

(3)           Restatement

Subsequent to December 31, 2009, management of the Company determined that in accordance with FASB ASC 810-10-45, the carrying value of the goodwill, and the related accumulated deficit, and additional paid-in capital, and noncontrolling interest for the period ended December 31, 2009, resulting from the exchange of 3,199,891 shares of common stock of the Company for 170,295 ordinary shares of SDS – Israel for an additional seven percent interest in the equity ownership of SDS – Israel (where the Company already owned the controlling interest), was overstated by $291,690 for goodwill, overstated by $478,125 for the additional paid in capital, overstated by $1,960 for accumulated deficit, and overstated by $184,475 for the noncontrolling interest.  (See Notes 5 and 9 for additional information).  The Company corrected the error by decreasing goodwill by $291,690, and decreased its accumulated deficit by $1,960, additional paid in capital by $478,125 and noncontrolling interest by $184,475, respectively.  The adjustment had a minor impact on the net (loss) attributable to the Company for the period ended December 31, 2009, amounting to a decrease in the net (loss) of $1,960.  (Loss) per share – basic and diluted for the period remained unchanged.

(4)           Appointment of Officers

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired additional 7 percent of ownership interest in SDS- Israel.

(6)           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

	Years Ended
	December 31,
	2009	2008

Current Tax Provision:
Federal and state -
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$250,936	$34,815
Change in valuation allowance	(250,936)	(34,815)

Total deferred tax provision	$-	$-

SDS Inc. had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	As of December 31,
	2009	2008

Loss carryforwards	$329,254	$78,318
Less - Valuation allowance	(329,254)	(78,318)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, and 2008, the Company had approximately $1,198,404 and $340,511 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods through the year 2029.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

(7)           Related Party Transactions

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

As described in Note 5 on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 5, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008
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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 20, 2009 (the acquisition date):

Current assets	$783,383
Property and equipment	16,019
Severance pay fund	40,827
Prepaid expenses	28,360
Total assets acquired	$868,589

Current Liabilities	$(622,679)
Accrued severance fund	(47,801)
Total Liabilities assumed	$(670,480)

Net Assets acquired	$198,109

Non- controlling interest	$(97,073)

Total purchase price	$1,135,000

Excess of purchase price over value of net assets acquired	$1,033,964

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

In accordance with the terms of the Investment Agreement, SDS Inc. entered into an Exchange Agreement, dated July 9, 2009, with NG, pursuant to which NG exchanged 170,295 of its ordinary shares of stock of SDS – Israel for 3,199,891 shares of SDS Inc’s common stock.

Also on July 9, 2009, SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, SDS Inc. issued 2,250,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  As a condition to the exchange for all the SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one-year anniversary of the agreement.  As of March 26, 2010, the Company had not issued any warrants.

On December 24, 2008, SDS Inc.’s stockholders resolved to change its name from PCMT Corporation to Suspect Detection Systems, Inc.  On January 27, 2009, the Company filed with the Secretary of State of Delaware an amendment to its Certificate of Incorporation to reflect this change.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008
SDS - Israel was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  SDS – Israel specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS – Israel completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed, and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS – Israel is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

(10)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

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

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Company the does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

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

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008

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

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 2009, AND 2008
In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R)."  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162."  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

(11)           Subsequent Events

On January 12, 2010, Mr. Asher Zwebner, the Chief Executive Officer and Chief Financial Officer of the Company, resigned as the Chief Executive Officer.  Mr. Zwebner remains as Chief Financial Officer and a Director of the Company.

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

Asher Zwebner has served as our Chief Financial Officer since October 18, 2007 and, since April 30, 2008, he has also served as our interim chief executive officer and our sole Director.  Since July 17, 2008, Mr. Zwebner has served as a director of PowerRaise Inc., a Nevada corporation that is engaged in the development of Internet telephony applications.  Since January 1, 2007, Mr. Zwebner has served as the chief financial officer of SinoBiomed Inc., a Delaware corporation that is engaged in the Chinese biopharmaceutical industry, and from November 2004 until October 2006 Mr. Zwebner served as a director of SinoBiomed.  Since May 2002, Mr. Zwebner has also served as the chief financial officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel.  From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer & Gabbay (a member of Ernst and Young Global).  Mr. Zwebner is a certified public accountant in Israel and in the United States, and received a bachelor's degree in accounting and finance from Touro College in 1988.

Yoav Krill has served in various chief executive positions over the past 25 years and has been involved in the communications, technology and transportation industries, where he managed global operations in the United States as well as in Europe as well as in the emerging markets of Eastern Europe and Southeast Asia.  Since 2008, Mr. Krill has been consulting and promoting Israeli hi-tech companies concentrating in the energy, electronics and security areas, including consulting for anti-terror and security companies in the United States.  From 2002 through 2008, he was the Senior Vice President Global Network for IDT Corp. USA.  In summer 1995, Mr. Krill graduated the special executive seminar for Managing Global Opportunities at Harvard Business.

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

Our Board of Directors does not have a formally constituted compensation.  Our Board of Directors determines all matters concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The following table lists, as of April12, 2010, the number of shares of common stock beneficially owned by (i) each person or entity known to the Registrant to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Registrant; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security.  The person is also deemed a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the Securities and Exchange Commission’s rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  Except as noted below, each person has sole voting and investment power.

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

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY

January 13, 2011	By:	/s/ Gill Boosidan
Gil Boosidan Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Suspect Detection Systems, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gil Boosidan	Chief Executive Officer	January 13, 2011
Gill Boosidan

/s/Asher Zwebner	Chief Financial Officer and Director	January 13, 2011
Asher Zwebmer

/s/ Julius Klien	Secretary and Treasurer	January 13, 2011
Julius Klien

/s/ Yoav Krill	Director	January 13, 2011
Yoav Krill