Form 10-Q/A
period 2010-03-31
Suspect Detection Systems, Inc.
filed 2011-01-20
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

Consolidated Financial Statements-

Restated Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009	F-2

Restated Consolidated Statements of Operations for the Three Months Ended March 31, 2010, and 2009	F-3

Restated Consolidated Statements of Cash Flows for Three Months Ended March 31, 2010, and 2009	F-4

Notes to the restated Consolidated Financial Statements March 31, 2010, and 2009	F-6

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2) (RESTATED)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009 (NOTE 3)
(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
Current Assets:
Cash and cash equivalents	$671,996	$701,931
Restricted cash	15,827	15,827
Inventory	47,411	55,281
Prepaid expenses	48,063	60,343

Total current assets	783,297	833,382

Property and Equipment:
Property and equipment	32,823	30,034
Less - Accumulated depreciation	(18,815)	(17,534)

Property and equipment, net	14,008	12,500

Other Assets:
Severance pay fund	45,563	45,563
Prepaid expenses, non-current	10,755	10,578
Goodwill	1,033,964	1,033,964

Total other assets	1,090,282	1,090,105

Total Assets	$1,887,587	$1,935,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$72,179	$9,175
Accrued liabilities	192,309	161,161
Advances from customers	450,000	919,400
Deferred revenues	142,981	55,631
Due to Directors and stockholders	141,532	99,541

Total current liabilities	999,001	1,244,908

Long-term Debt:
Accrued severance pay	84,962	84,315

Total liabilities	1,083,963	1,329,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 73,435,493 and 71,822,893 shares issued and
outstanding in 2010 and 2009, respectively	7,343	7,182
Additional paid-in capital	2,458,088	2,239,248
Common stock subscribed	-	25,000
Accumulated (deficit)	(1,514,423)	(1,431,535)

Total Stockholders' Equity	951,008	839,895

Less - Noncontrolling Interest	(147,384)	(233,131)

Total stockholders' equity, Net	803,624	606,764

Total Liabilities and Stockholders' Equity	$1,887,587	$1,935,987

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009 (NOTE 3)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
		(Restated)

Revenues, net	$620,199	$168,982

Cost of Goods Sold	38,339	37,457

Gross Profit	581,860	131,525

Expenses:
Research and development	32,185	39,747
Selling, general and administrative	543,718	477,216

Total operating expenses	575,903	516,963

Income (Loss) from Operations	5,957	(385,438)

Other Income (Expense):
Interest income	-	5,634
Interest (expense)	(3,098)	-

Total other income (expense)	(3,098)	5,634

Provision for Income Taxes	-	-

Net Income (Loss) Before Noncontrolling Interest	2,859	(379,804)

Less - (Income) Loss Attributable to
Noncontrolling Interest	(85,747)	91,221

Net (Loss)	$(82,888)	$(288,583)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	72,984,053	67,189,668

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009 (NOTE 3)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
		(Restated)

Operating Activities:
Net income (loss)	$2,859	$(379,804)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	-	18,000
Common stock issued for consulting services	99,000	-
Depreciation	1,282	1,489
Changes in Assets and Liabilities-
Inventory	7,870	31,403
Prepaid expenses and other	12,103	44,948
Accounts payable - Trade	63,004	(48,922)
Accrued liabilities	31,148	5,869
Advances from customers	(469,400)	(27,762)
Accrued severance pay	647	4,719
Deferred revenues	87,350	-

Net Cash (Used in) Operating Activities	(164,137)	(350,060)

Investing Activities:
Cash acquired in business combination	-	689,973
Purchases of Property and Equipment	(2,789)	(1,108)

Net Cash (Used in) Investing Activities	(2,789)	688,865

Financing Activities:
Issuance of common stock for cash	95,000	-
Due from related party - SDS - Israel	-	28,000
Due to Director and stockholder	41,991	17,086

Net Cash Provided by (Used in) Financing Activities	136,991	45,086

Net Increase (Decrease) in Cash	(29,935)	383,891

Cash and Cash Equivalents - Beginning of Period	717,758	179,565

Cash and Cash Equivalents - End of Period	$687,823	$563,456

Cash and Cash Equivalents - End of Period Consisting of:

Cash in bank	$671,996	$547,629
Restricted cash	15,827	15,827

Total	$687,823	$563,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009 (NOTE 3)
(Unaudited)

Supplemental Information of Noncash Investing and Financing Activities:

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

On August 18, 2009, the Company acquired an additional seven (7) percent of the capital stock of SDS - Israel by issuing 3,199,891 shares of common stock.  The tranaction was accounted for under the equity method of accounting in the accompanying consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

In July 9, 2009, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the Northern Group LP ("NG"), pursuant to which NG exchanged 170,295 ordinary shares of SDS – Israel for 3,199,891 of SDS Inc’s common stock.  The 170,295 shares for SDS- Israel represented 7 percent of the outstanding shares of SDS-Israel and increased SDS Inc.’s ownership interest in SDS- Israel to 58 percent.  The acquisition of the additional equity interest was accounted as an equity transaction.  The increased percentage of ownership of SDS – Israel, amounting to 58 percent, has been applied to the operations of this subsidiary from July 9, 2009, through December 31, 2009.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topics 505 and 718.  Stock-based compensation for stock options is measured based on the estimated value of each award on the date of grant using the Black-Scholes valuation model.  Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company’s common stock price on the date of grant.  The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

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

(2)    Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of approximately $82,888 for the three months ended March 31, 2010 (2009 - $288,583) and, as of March 31, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,514,423 (2009 - $1,431,535).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

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

(5)    Common Stock

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

On January 6, 2010, the Company issued 166,667 shares of common stock 166,667 Class A Warrants, and 166,667 Class B Warrants to Asher Gil Mediouni, a non-US person, in consideration for a stock subscription that was paid in 2009.  The warrants were considered as non-detachable.

On January 29, 2010, the Company issued 300,000 shares of common stock, 300,000 Class A Warrants, and 300,000 Class B Warrants to Asher Gil Mediouni for a cash payment of $45,000.  The warrants were considered as non-detachable.

On March 24, 2010, the Company issued 333,333 shares of common stock, 333,333 Class A Warrants and 333,333 Class B Warrants to Avishai Goldberg Orner for a cash payment of $50,000.  The warrants were considered as non-detachable.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

(6)    Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010, and 2009, were as follows (assuming a 23 percent effective tax rate):

	Three Months Ended
	March 31,
	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$19,064	$66,374
Change in valuation allowance	(19,064)	(66,374)

Total deferred tax provision	$-	$-

SDS Inc. had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	As of	As of
	March 31,	December 31,
	2010	2009

Loss carryforwards	$348,318	$329,254
Less - Valuation allowance	(348,318)	(329,254)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, and December 31, 2009, the Company had approximately $1,514,423 and $1,431,535 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will expire in various periods through the year 2030.

(7)           Related Party Transactions

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  At the end of the March 2009, the Company terminated the verbal agreement regarding the lease of office space.  As of March 31, 2010, the Company had terminated the verbal agreement regarding the lease of office space.

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

As described in Note 5, on January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

As described in Note 5, on May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein for services rendered.  The transaction was valued at $7,500.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

(9)    Business Combination

On October 18, 2007, SDS Inc. entered into a Letter Agreement with SDS - Israel.  The Letter Agreement allowed the Company to conduct a due diligence review of SDS - Israel and its technology for the purpose of entering into a future business combination transaction on terms and conditions to be negotiated.  As part of the Letter Agreement, SDS Inc. committed to raise $1,500,000 and agreed to advance proceeds of $60,000 to SDS - Israel.  As of December 31, 2007, SDS Inc. had paid SDS - Israel $60,000.  In January 2008, SDS Inc. and SDS - Israel amended the Letter Agreement such that the Company agreed to advance SDS - Israel an additional $30,000 each month commencing January 2008 until the consummation or termination of the Letter Agreement.  The amount of $60,000 previously paid by SDS Inc. to SDS - Israel as well as each monthly payment of $30,000 served to reduce the $1,500,000 which SDS Inc. was committed to raise.  In May 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $80,000 each month commencing May 2008 until the consummation or termination of the Letter Agreement.  In August 2008, SDS Inc. and SDS - Israel again amended the Letter Agreement such that the Company agreed to advance SDS - Israel $100,000 each month commencing August 2008 until the consummation or termination of the Letter Agreement.  In December 2008, SDS Inc. and SDS - Israel entered into an Investment Agreement and the Company agreed to advance SDS - Israel an additional $280,000 and SDS - Israel issued to SDS Inc. 1,218,062 shares of SDS – Israel’s capital stock, par value NIS 0.01 per share, which represented 51 percent of the issued and outstanding share capital of SDS - Israel.  As of December 31, 2009, SDS Inc. had paid SDS - Israel a cumulative total of $1,100,000.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
MARCH 31, 2010, AND 2009
(Unaudited)

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q/A, references to “Suspect,” the “Company,” “we,” “our” or “us” refer to Suspect Detection Systems, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q/A (the “Report”).  This Report contains forward-looking statements which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

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

On May 6, 2009, the Board of Directors of the Company appointed Julius Klein as the Treasurer, Secretary, and a Director, to serve at the discretion of the Board, until his successor(s) are duly appointed and qualified.  In connection with his appointment as an officer and a Director of the Company, the Board of Directors approved a one-time issuance of 50,000 shares of the Company’s common stock.

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

Results of Operations For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following discussion should be read in conjunction with the condensed consolidated financial statements and in conjunction with the Company's Form 10-K filed on April 14, 2010, as amended.  Results for interim periods may not be indicative of results for the full year.

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $620,199 for the three (3) months ended March 31, 2010 and as compared to $168,982 for the three months ended March 31, 2009.  The increase in revenues for the three months ending in 2010, as compared to the same period in 2009, is a result of increase marketing activities in 2009, and 2010, for the Company’s product and the recognition of prior deferred revenues in the current period.

Total operating expenses

During the three (3) months ended March 31, 2010 and 2009, total operating expenses were $575,903 and $516,963 respectively.

Net loss

During the three (3) months ended March 31, 2010, the net loss amounted to $82,888 as opposed to the net loss of $288,583 recorded for the three months ended March 31 2009.  As a result of the increased revenues in 2010, as compared to the same period in 2009, the Company's net loss decreased accordingly.

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

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months.  These anticipated expenditures are for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt financing.  In order to obtain capital, during the last fiscal year, the Company commenced capital formation activity through a private placement offering, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 units.  The purchase price of each unit is $0.15.  Each unit contains one share of common stock, one Class A Warrant giving the holder the right to purchase one share of common stock for $0.25, which is exercisable for one year from the date of issuance and one Class B Warrant, giving the holder the right to purchase one share of common stock for $0.375, which is exercisable for three years from the date of issuance.  For the three months ended March 31 2010, the Company has sold an aggregate of 633,333 units and has issued 633,333 shares of common stock 633,333 Class A Warrants and 633,333 Class B Warrants, for the aggregate purchase price of $0.15.  There can be no assurance that the Company will be successful in selling additional units.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of approximately $82,888 for the three months ended March 31, 2010 (2009 - $288,583) and, as of March 31, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,514,423 (2009 - $1,431,535).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

On January 6, 2010, the Company issued 166,667 shares of common stock, 166,667 Class A Warrants and 166,667 Class B Warrants to Asher Gil Mediouni, a non-US person, in consideration for the purchase price of $25,000.

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

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Removed and Reserved.

Item 5. Other Information.

Not applicable

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Principal Executive Officer (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Principal Financial Officer (attached hereto)

32.1	Section 1350 Certification of Principal Executive Officer (attached hereto)

32.1	Section 1350 Certification of Principal Financial Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC.

Dated: January 20, 2011	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title: Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 20, 2011	By:	/s/ Ran Daniel
Name: Ran Daniel
Title: Chief Financial Officer