Form 10-Q/A
period 2010-06-30
Suspect Detection Systems, Inc.
filed 2011-02-03
CIK 1391674

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
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009 (NOTE 3)
(Unaudited)

ASSETS

	June 30, 2010	December 31, 2009
Current Assets:	(Restated)	(Restated)
Cash and cash equivalents	$386,344	$701,931
Restricted cash	15,827	15,827
Inventory	39,797	55,281
Prepaid expenses	59,237	60,343
Total current assets	501,205	833,382

Property and Equipment:
Property and equipment	41,101	30,034
Less - Accumulated depreciation	(20,592)	(17,534)
Property and equipment, net	20,509	12,500
Other Assets:
Severance pay fund	82,139	45,563
Prepaid expenses, non-current	63,796	10,578
Goodwill	1,033,964	1,033,964
Total other assets	1,179,899	1,090,105
Total Assets	$1,701,613	$1,935,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - Trade	$17,664	$9,175
Accrued liabilities	276,137	161,161
Advances from customers	117,460	919,400
Deferred revenues	216,453	55,631
Due to Directors and stockholders	138,382	99,541
Total current liabilities	766,096	1,244,908
Long-term Debt:
Accrued severance pay	82,139	84,315
Total liabilities	848,235	1,329,223

Commitments and Contingencies Stockholders’ Equity:

Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 74,055,493 and 71,822,893 shares issued and outstanding in 2010 and 2009, respectively	7,406	7,182
Additional paid-in capital	2,571,940	2,239,248
Common stock subscribed	—	25,000
Accumulated (deficit)	(1,599,503)	(1,431,535)
Total Stockholders’ Equity	979,843	839,895
Less - Noncontrolling Interest	(126,465)	(233,131)
Total stockholders’ equity, Net	853,378	606,764
Total Liabilities and Stockholders’ Equity	$1,701,613	$1,935,987

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009 (NOTE 3)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues, net	$717,403	$254,759	$1,337,602	$423,741
Cost of Goods Sold	31,409	14,729	69,748	52,186
Gross Profit	685,994	240,030	1,267,854	371,555
Expenses:
Research and development	258,676	32,683	290,861	72,430
Selling, general and administrative	572,602	299,926	1,038,418	777,140
Total operating expenses	831,278	332,609	1,329,279	849,570
Income (Loss) from Operations	(145,284)	(92,579)	(61,425)	(478,015)
Other Income (Expense):
Interest income	123	1,407	123	7,041
Interest (expense)	—	—	—
Total other income (expense)	123	1,407	123	7,041
Provision for Income Taxes	—	—	—	—
Net (Loss) Before Noncontrolling Interest	(145,161)	(91,172)	(61,302)	(470,974)

Less - (Income) Loss Attributable to Noncontrolling Interest	(20,919)	7,159	(106,666)	84,062
Net (Loss)	$(166,080)	$(98,331)	$(167,968)	$(386,912)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	73,977,031	66,002,708	73,483,285	66,592,909

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009 (NOTE 3)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(Restated)
Operating Activities:
Net (loss)	$(61,302)	$(470,974)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Common stock issued for officers’ compensation	18,000	25,500
Common stock issued for consulting services	149,000	—
Stock-based compensation	45,916	—
Depreciation	3,058	2,859
Changes in Assets and Liabilities-
Inventory	15,484	41,260
Prepaid expenses	(52,112)	107,664
Accounts payable - Trade	8,489	(46,551)
Accrued liabilities	114,976	(25,324)
Advances from customers	(801,940)	(277,762)
Accrued severance pay	(2,176)	(6,974)
Deferred revenues	160,822	—
Net Cash (Used in) Operating Activities	(401,785)	(650,302)
Investing Activities:
Cash acquired in business combination	—	689,973
Severance fund	(36,576)	—
Purchases of property and equipment	(11,067)	(1,850)
Net Cash (Used in) Provided by Investing Activities	(47,643)	688,123
Financing Activities:
Due from related party - SDS - Israel	—	28,000
Issuance of common stock for cash	95,000	55,000
Due to Director and stockholder	38,841	—
Net Cash Provided by Financing Activities	133,841	83,000
Net (Decrease) in Cash	(315,587)	120,821
Cash and Cash Equivalents - Beginning of Period	717,758	179,565
Cash and Cash Equivalents - End of Period	$402,171	$300,386
Cash and Cash Equivalents - End of Period Consisting of:
Cash in bank	$386,344	$284,559
Restricted cash	15,827	15,827
Total	$402,171	$300,386
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009 (NOTE 3)
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

On August 18, 2009, the Company acquired an additional seven (7) percent of the capital stock of SDS - Israel by issuing 3,199,891 shares of common stock at a per share value of $0.15.  The acquisition was accounted for as an equity investment transaction in the accompanying consolidated balance sheets, and the effective date was July 9, 2009.

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
JUNE 30, 2010, AND 2009
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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
(Unaudited)

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

(2)           Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $167,968 for the six months ended June 30, 2010 (2009 - $386,912) and, as of June 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,599,503 (2009 - $1,431,535).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
(Unaudited)
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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
(Unaudited)
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

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG-The Northern Group LP ("NG"), a stockholder of SDS- Israel, in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired an additional 7 percent of ownership interest in SDS- Israel.  The transaction was accounted for under the equity method in the accompanying consolidated financial statements.

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

The following table summarizes stock option activity for the Company during the six months ended June 30, 2010:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Outstanding - December 31, 2009	—	—	—	—
Granted	1,500,000	$0.15	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding - June 30, 2010	1,500,000	$0.15	—	—
Vested & Exercisable - June 30, 2010	458,333	$0.15	—	—

 (6)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2010, and 2009, were as follows (assuming a 23 percent effective tax rate):

	Six Months Ended June 30,
	2010	2009
Current Tax Provision:
Federal and state-
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$38,633	$88,990
Change in valuation allowance	(38,633)	(88,990)
Total deferred tax provision	$—	$—

SDS Inc. had deferred income tax assets as of June 30, 2010, and December 31, 2009, as follows:

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
(Unaudited)

	As of June 30, 2010	As of December 31, 2009
Loss carryforwards	$367,886	$329,253
Less - Valuation allowance	(367,886)	(329,253)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, and December 31, 2009, the Company had approximately $1,599,503 and $1,431,535 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will expire in various periods through the year 2030.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
(Unaudited)

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
JUNE 30, 2010, AND 2009
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

Also on July 9, 2009, SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, SDS Inc. issued 2,250,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  As a condition to the exchange for all the SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one-year anniversary of the agreement.  As of May 17, 2010, the Company had not issue any warrants.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Amended Form 10-Q, references to “Suspect,” the “Company,” “we,” “our” or “us” refer to Suspect Detection Systems, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Amended Form 10-Q (the “Report”).  This Report contains forward-looking statements which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

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

On December 18, 2008, the Company and SDS executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009 SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Company, representing 51 percent of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $280,000 paid by the Company to SDS on December 22, 2008, and (b) the sum of $820,000 previously paid by the Company to SDS pursuant to letter agreements dated as of October 18, 2007, November 14, 2007, January 10, 2008, May 18, 2008 and October 20, 2008.

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

Plan of Operation

As a result of the acquisition of 58 percent of Suspect Detection Systems Ltd. in the beginning of the first quarter of 2009, we are currently marketing SDS’s products.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on April 14, 2010, as amended.  Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $717,403 for the three (3) months ended June 30, 2010 and as compared to $254,759 for the three months ended June 30, 2009.  The increase in revenues for the three months ended in June 30, 2010, as compared to the same period in 2009, is a result of increased marketing activities in 2009 and 2010.

Total operating expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $750,248 and $332,609 respectively.  The increase in operating expenses results from an increase in stock-based compensation and an increase in general and administrative expenses due to the increase in the Company’s marketing activities.

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

Total Operating Expenses

During the six (6) months ended June 30, 2010 and 2009, total operating expenses were $1,329,279 and $849,570, respectively.  The increase in operating expenses results from an increase in general and administrative expenses due to the increase in the Company’s marketing activities.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $167,968 for the six months ended June 30, 2010 (2009 - $386,912) and, as of June 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,599,503 (2009 - $1,431,535).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5 percent of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

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

SUSPECT DETECTION SYSTEMS, INC.
Dated: February 3, 2011
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 3, 2011	By:	/s/ Ran Daniel
Name: Ran Daniel
Title: Chief Financial Officer