Form 10-Q/A
period 2010-09-30
Suspect Detection Systems, Inc.
filed 2011-02-03
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2) (RESTATED)
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009 (NOTE 3)
(Unaudited)

ASSETS
	September 30,	December 31,
	2010	2009
	(Restated)	(Restated)
Current Assets:
Cash and cash equivalents	$637,110	$701,931
Restricted cash	15,827	15,827
Inventory	100,588	55,281
Prepaid expenses	196,574	60,343
Total current assets	950,099	833,382

Property and Equipment:
Property and equipment	59,046	30,034
Less - Accumulated depreciation	(23,592)	(17,534)
Property and equipment, net	35,454	12,500
Other Assets:
Severance pay fund	82,139	45,563
Prepaid expenses, non-current	39,507	10,578
Goodwill	1,033,964	1,033,964
Total other assets	1,155,610	1,090,105
Total Assets	$2,141,163	$1,935,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$89,878	$9,175
Accrued liabilities	242,231	161,161
Advances from customers	706,870	919,400
Deferred revenues	169,742	55,631
Due to Directors and stockholders	155,113	99,541
Total current liabilities	1,363,834	1,244,908
Long-term Debt:
Accrued severance pay	82,139	84,315
Total liabilities	1,445,973	1,329,223
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 74,055,493 and 71,822,893 shares issued and outstanding in 2010 and 2009, respectively	7,405	7,182
Additional paid-in capital	2,581,246	2,239,248
Common stock subscribed	-	25,000
Accumulated (deficit)	(1,722,025)	(1,431,535)
Total Stockholders' Equity	866,626	839,895
Less - Noncontrolling Interest	(171,436)	(233,131)
Total stockholders' equity, Net	695,190	606,764
Total Liabilities and Stockholders' Equity	$2,141,163	$1,935,987

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009 (NOTE 3) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues, net	$259,080	$401,512	$1,596,682	$825,253
Cost of Goods Sold	72,384	34,264	142,132	86,450
Gross Profit	186,696	367,248	1,454,550	738,803
Expenses:
Research and development	108,692	48,293	318,553	120,723
Selling, general and administrative	226,158	609,996	1,345,576	1,387,136
Total operating expenses	334,850	658,289	1,664,129	1,507,859
Income (Loss) from Operations	(148,154)	(291,041)	(209,579)	(769,056)
Other Income (Expense):
Interest income	-	-	-	-
Interest (expense)	(19,216)	(16,158)	(19,216)	(9,117)
Total other income (expense)	(19,216)	(16,158)	(19,216)	(9,117)
Provision for Income Taxes	-	-	-	-
Net (Loss) Before Non controlling Interest	(167,370)	(307,199)	(228,795)	(778,173)
Less - (Income) Loss Attributable to Non controlling Interest	44,971	(23,887)	(61,695)	(107,949)
Net (Loss)	$(122,399)	$(283,312)	$(290,490)	$(670,224)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	74,055,493	68,699,471	73,676,117	67,456,952

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009 (NOTE 3)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
		(Restated)
Operating Activities:
Net (loss)	$(228,795)	$(778,173)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	18,000	25,500
Common stock issued for consulting services	149,000	112,500
Stock-based compensation	55,221	-
Depreciation	6,058	2,223
Changes in Assets and Liabilities-
Inventory	(45,307)	23,822
Prepaid expenses	(165,160)	127,485
Accounts payable - Trade	80,703	5,462
Accrued liabilities	81,070	125,188
Advances from customers	(212,530)	(130,973)
Accrued severance pay	(2,176)	(6,974)
Deferred revenues	114,111	-
Net Cash (Used in) Operating Activities	(149,805)	(493,940)
Investing Activities:
Cash acquired in business combination	-	689,973
Severance fund	(36,576)	-
Purchases of property and equipment	(29,012)	(4,063)
Net Cash (Used in) Provided by Investing Activities	(65,588)	685,910
Financing Activities:
Issuance of common stock for cash	95,000	257,000
Due from related party - SDS	-	28,000
Due to Director and stockholder	55,572	92,318
Net Cash Provided by Financing Activities	150,572	377,318
Net Increase (Decrease) in Cash	(64,821)	569,288
Cash and Cash Equivalents - Beginning of Period	717,758	179,565
Cash and Cash Equivalents - End of Period	$652,937	$748,853
Cash and Cash Equivalents - End of Period Consisting of:
Cash in bank	$637,110	$733,026
Restricted cash	15,827	15,827
Total	$652,937	$748,853
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009 (NOTE 3)
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

On August 18, 2009, the Company acquired an additional seven (7) percent of the capital stock of SDS - Israel by issuing 3,199,891 shares of common stock at a per share value of $0.15.  The transaction was recorded as an equity investment transaction in the accompanying consolidated balance sheets.

On January, 6, 2010, the Company issued 152,600 shares of common stock to a consultant as a finders fee valued at $22,890.

On January 6, 2010, the Company issued 660,000 shares of common stock to consultants for services valued at $99,000.

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services valued at $50,000.

On April 23, 2010, the Company issued 120,000 shares of common stock to its Chief Financial

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

In July 9, 2009, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with theNorthern Group LP ("NG"), pursuant to which NG exchanged 170,295 ordinary shares of SDS – Israel for 3,199,891 of SDS Inc’s common stock.  The 170,295 shares of SDS- Israel represented 7 percent of the outstanding shares of SDS-Israel and increased SDS Inc.’s ownership interest in SDS- Israel to 58 percent.  The acquisition of the additional equity interest was accounted as an equity transaction.  The increased percentage of ownership of SDS – Israel, amounting to 58 percent, has been applied to the operations of this subsidiary from July 9, 2009, through December 31, 2009.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
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

On January 13, 2010, the Board of Directors of the Company appointed Mr. Gil Boosidana as Chief Executive Officer.

On January 13, 2010, the Board of Directors of the Company appointed Mr. Yoav Krill as its Chairman.

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG-The Northern Group LP ("NG"), a stockholder of SDS- Israel, in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired an additional 7 percent of ownership interest in SDS- Israel.  The acquisition was recorded as an equity transaction in the accompanying consolidated financial statements.

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

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

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

(6)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2010, and 2009, were as follows (assuming a 23 percent effective tax rate):

	Nine Months Ended September 30,
	2010	2009
Current Tax Provision:
Federal and state-Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-Loss carryforwards	$66,813	$154,152
Change in valuation allowance	(66,813)	(154,152)
Total deferred tax provision	$-	$-

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

SDS Inc. had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

	As of September 30, 2010	As of December 31, 2009
Loss carryforwards	$396,066	$329,253
Less - Valuation allowance	(396,066)	(329,253)
Total net deferred tax assets	$-	$-

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
SEPTEMBER 30, 2010, AND 2009
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

On November 14, 2007, the Company entered into a Letter of Intent with SDS - Israel, pursuant to which SDS Inc. intended to acquire all of the issued and outstanding capital stock of SDS - Israel.  In consideration thereof, SDS Inc. is to issue to the stockholders of SDS - Israel no less than 28,600,000 (post forward stock split) shares of SDS Inc.’s common stock, or such number of shares of SDS Inc.’s common stock representing not less than 31 percent of SDS Inc.’s issued and outstanding shares of common stock at the time of closing.  The closing of the transaction was to take place after SDS Inc. had raised a minimum of $500,000 from PPO #3.  SDS Inc. also agreed to pay up to $20,000 in accounting fees to obtain Israel Tax Authority approval of the transaction, and up to $15,000 in legal fees.  As December 31, 2009, SDS Inc. had paid $15,000 in legal fees, and $20,000 in accounting fees in addition to the $1,100,000 described above for a total $1,135,000.

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

In accordance with the terms of the Investment Agreement, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”), dated July 9, 2009, with NG, pursuant to which NG exchanged all of NG’s SDS- Israel ordinary shares of 170,295 for 3,199,891 shares of SDS Inc’s common stock.  As a result of this transaction, the Company acquired an additional 7 percent of ownership interest in SDS-Israel.  The acquisition was recorded as an equity transaction in the accompanying consolidated financial statements.

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
SEPTEMBER 30, 2010, AND 2009
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

Plan of Operation

As a result of the acquisition of 51% of Suspect Detection Systems Ltd. in the beginning of the first quarter of 2009, we are currently pursuing the development and marketing of SDS’s products.  At the beginning of the third quarter of 2009, we increased the ownership percentage of Suspect Detection Systems Ltd. from 51% to 58%.

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

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

The Company through its consolidated subsidiary Suspect Detection Systems Ltd generated revenues in the amount of $259,080 for the three (3) months ended September 30, 2010 and as compared to $401,512 for the three ended September 30, 2009. The decrease in revenues for the three months ended in September 30, 2010, as compared to the same period in 2009, is a result of seasoned period in July - September 2010.

Total operating expenses

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $334,850 and $658,289 respectively, in 2009 as an increase in general and administrative expenses due to the increase in the Company's marketing activities.

Net loss

During the three (3) months ended September 30, 2010 and 2009, the net loss was $122,399 and $283,312 respectively. It should be noted that Subsequent to September 30, 2010, management of the Company determined that the loss attributable to noncontrolling interest for the three months ended September 30, 2009, resulting from the exchange of 3,199,891 shares of common stock of the Company for 170,295 ordinary shares of SDS – Israel for an additional seven percent interest in the equity ownership of SDS – Israel, was incorrect. The Company corrected the error by increasing the loss attributable to noncontrolling interest and decreasing net loss by $12,010 for the three months ended September 30, 2010.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

The Company generated $1,596,682 and $825,253 in revenues for the nine (9) months ended September 30, 2010 and 2009.

Total Operating Expenses

During the nine (9) months ended September 30, 2010 and 2009, total operating expenses were $1,664,129 and $1,507,859, respectively.

Net loss

During the nine (9) months ended September 30, 2010 and 2009, the net loss was $290,490 and $670,224, respectively. It should be noted that Subsequent to September 30, 2010, management of the Company determined that the loss attributable to noncontrolling interest for the nine months ended September 30, 2009, resulting from the exchange of 3,199,891 shares of common stock of the Company for 170,295 ordinary shares of SDS – Israel for an additional seven percent interest in the equity ownership of SDS – Israel, was incorrect. The Company corrected the error by increasing the loss attributable to noncontrolling interest and decreasing net loss by $12,010 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company had cash in the amount of $637,110 as of September 30, 2010 and $701,931 as of December 31, 2009. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $259,080 for the three (3) months ended September 30, 2010, as compared to $401,512 for the three months ended September 30, 2009 and incurred net losses of $122,399 and $283,312 for the three month periods ending September 30, 2010 and 2009, respectively. In addition, the Company had a stockholders' equity of $866,626 as at September 30, 2010.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $290,490 for the nine months ended September 30, 2010 (2009 - $670,222) and, as of September 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $1,722,025 (2009 - $1,431,535).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

SUSPECT DETECTION SYSTEMS, INC.
Dated: February 3, 2011
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 3, 2011	By:	//s/ Ran Daniel
Name: Ran Daniel
Title: Chief Financial Officer