Form 10-K
period 2010-12-31
Suspect Detection Systems, Inc.
filed 2011-03-22
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(212) 977-4126
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,500,000

The number of shares of common stock issued and outstanding as of March 22, 2011, was 76,555,493 shares.

Documents Incorporated By Reference: None

i

PART I

As used in this Annual Report on Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Suspect Detection Systems Inc., unless the context otherwise indicates.

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

On December 18, 2008, the Company and SDS executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009, SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Company, representing 51% of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $1,135,000. The Company closed the investment at January 20, 2009. The Investment Agreement also provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) the Company will grant options to the shareholders of SDS to exchange their SDS ordinary shares into shares of the Company’s common stock; (ii) the Company will grant options to the holders of options to purchase SDS ordinary shares to exchange such options into options to purchase shares of the Company’s common stock; (iii) SDS will grant additional options, to Mr. Shoval and certain SDS employees or consultants, to purchase new SDS ordinary shares; and (iv) the Company will grant rights to Mr. Shoval and said SDS employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of the Company’s common stock.

In accordance with the terms of the Investment Agreement, the Company entered into an Exchange Agreement, dated July 9, 2009, with NG-The Northern Group LP ("NG"), pursuant to which NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Company’s common stock, and the issuance of warrants to purchase additional shares of common stock of the Company, on the terms and provisions provided for in the Exchange Agreement. In accordance with the terms of the Exchange Agreement, on July 9, 2009, NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Company’s common stock.  The Company also issued Two Million Two Hundred Fifty Thousand (2,250,000) stock purchase warrants to NG, which grants NG the right to purchase one (1) share of the Company’s common stock, commencing on July 9, 2009 and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  The securities were offered and exchanged in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended. Under the Exchange Agreement, NG agreed not to sell any shares of our common stock prior to the one (1) year anniversary of the Lock-Up Agreement.

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

On January 13, 2010, the Company, appointed Yoav Krill as Chairman of the Board of Directors, effective as of said date, to serve until the next annual meeting of the Company’s stockholders and until his successor is duly appointed and qualified. In connection with Mr. Krill’s appointment, the Company entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board. In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000 per annum for the first twelve (12) month period and thereafter, the parties shall agree in writing, prior to November 30th of each calendar year as to the amount to be paid as director’s fees, but such amount shall not be less than $25,000 and shall be increased, proportionately, with any increase in the Company’s paid in capital, sales revenues or net profits. Mr. Krill was also granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009.  250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting. The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice.  The failure of the Company to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement.

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

On January 13, 2010, the board of directors of the Company appointed Dr. Kevin Schatzle to the Board of Advisors. The advisory agreement calls for 500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 20,833 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.

During January 2010, SDS Ltd. executed an Indemnification and Exemption Agreement with Mr. Shabtai Shoval, the CEO of SDS Ltd. The agreement calls for the indemnification of Mr. Shoval and advance of expenses for any personal liability that may be imposed on Mr. Shoval in his capacity as an officer of SDS Ltd. Per the agreement, the maximum amount payable by SDS Ltd. to Mr. Shoval shall be the higher of $1,000,000 or 80% of SDS Ltd.’s cash reserves, measured promptly after receipt by SDS Ltd. of notice from Mr. Shoval of the commencement of any action, suit or proceeding regarding which Mr. Shoval may seek indemnification thereafter. SDS Ltd, agreed to reserve $100,000 from its cash and cash equivalents in order to assure the fulfillment the Company’s indemnification obligation under the agreement until such time as determined by the Board of Directors of SDS Ltd.

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

Dependence on major customers

A significant portion of SDS’s revenue in 2010 was derived from sales of the system and services provided to four customers.  Since the bulk of the Company’s revenues are generated by initial sales of its systems, as opposed ongoing support services, the loss of this customer may have a material adverse impact on the business of SDS.

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

Employees

On March 18, 2011, the Company had 7 full time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information called for by this Item 1A.

Item 2. Description of Property.

The Company’s offices are located at 150 West 56th Street, Suite 4005, New York, NY 10019.  This space is provided to us by our Chairman of the Board. We do not pay rent for this space because the amount of the space we use at such office is de minimis.

SDS maintains its executive offices at 25 Bazel Street, Petach Tikva, Israel, where it leases approximately 150 square meters of office space at a monthly rent of approximately $5,000.  The lease expires in August 2011 and the Company has an option to renew the lease for an additional 3 years.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company or SDS are parties or in which any director, officer or affiliate of the Company or SDS or any owner of record or beneficially of more than 5% of any class of voting securities of the Company or SDS is a party adverse to the Company or SDS or has an interest adverse to the Company or SDS.  The property of the Company and SDS is not the subject of any pending legal proceedings.

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 6, 2007As of March 6, 2009, the ticker symbol was changed to SDSS as a result of the name change of the Company. The table below sets forth the range of quarterly high and low closing bids for SDSS’s common stock since March 2009. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2010	December 31	$0.06	$0.03
	September 30	$0.07	$0.05
	June 30	$0.11	$0.07
	March 31	$0.16	$0.09
2009	December 31	$0.17	$0.10
	September 30	$0.29	$0.12
	June 30	$0.34	$0.18
	March 31	$0.25	$0.2

Holders

As of March 18, 2011, there were approximately 171 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,000,000	$0.15	33,000,000

Equity compensation plans not approved by security holders	1,550,200	$0.15	0

(1)
On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “Stock Option Plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of December 31, 2010 2,000,000 stock options were granted under the Stock Option Plan, of which 1,500,000 options were granted to Mr. Yoav krill, the Chairman of the Board of Directors and 500,000 to a member of the Advisory Board. The Options granted were valued at $ 236,970. The options were granted to Mr. Yoav Krill on January 13, 2010, under the consultancy agreement with Mr., Krill and they are exercisable at $0.15 per share. A total of 250,000 options were vested at the date of the grant, while the remaining options will vest at a rate of 104,167 options each calendar quarter over three years. The options terminate forty-eight (48) months from the date of vesting. The options were granted to the member of the Advisory Board on January 14, 2010, under the consultancy agreement and they are exercisable at $0.15 per share. A total of 250,000 options were vested at the date of the grant, while the remaining options will vest at a rate of 20,833 options each calendar quarter over three years. The options terminate forty-eight (48) months from the date of vesting. The number of the options exercisable at December 31, 2010 was 1,000,000 options. The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model.

(2)
During 2009, the Company granted 1,550,200 options valued at $326,108 in consideration for consulting services to nine sales agents of SDS- Ltd. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date. The number of the options exercisable at December 31, 2010 was 1,550,200 options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 6, 2010, the Company issued 152,600 shares of common stock to a related company for services rendered valued at $22,890. The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended.

On January 6, 2010, the Company issued 660,000 shares of common stock to related parties for services valued at $99,000. The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended.

During January 2010 the Company sold 466,667 Units consisting of 466,667 shares of common stock, 466,667 Class A Warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and Class B Warrants with the exercise price at $0.375 per share, which will be expired two years from the date of subscription for a cash payment of $65,000, which $25,000 were received in 2009. The Units were issued in a private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The proceeds from the sale of the Units were used for working capital purposes.

During March 2010 the Company sold 333,333 Units, consisting of 333,333shares of common stock, 333,333 Class A Warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and Class B Warrants with the exercise price at $0.375 per share, which will expire two years from the date of subscription for a cash payment of $50,000 or $0.15 per share. The Units were issued in private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The proceeds from the sale of the Units were used for working capital purposes.

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services provided.  These services were valued at $50,000. The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended.

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, Asher Zwebner, the former CFO of the Company  for the services rendered to the Company. The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended. The securities were issued in private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The proceeds from the sale of the securites were used for working capital purposes.

During November, 2010 the Company issued 2,500,000 shares of common stock, 833,333 Class A Warrant with the exercise price at $0.08 per share, which will expire one year from the date of subscription, and Class B Warrants with the exercise price at $0.15 per share, which will expire two years from the date of subscription for a cash payment of $100,000.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

Item 6. Selected Financial Data

Statement of Operations Data:	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Sales	$1,731,384	888,635
Total Operating Expenses	2,555,704	2,531,648
Loss from Operations	(972,141)	(1,755,774)
Net Loss	(995,176)	(1,767,654)
Loss per Share – Basic and Diluted	$(0.01)	(0.02)

Balance Sheet Data:	December 31, 2010	December 31, 2009
Working Capital	$(673,768)	(418,256)
Total Assets	3,110,097	2,240,237
Total Liabilities	2,411,358	1,341,223
Total Stockholders’ (Deficit) Equity	$698,739	899,014

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this Annual Report.  All information presented herein is based on our fiscal years ended December 31, 2010 and 2009. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

As a result of the acquisition of 58% of Suspect Detection Systems Ltd, within the next 12 months we plan to pursue the development and marketing of SDS’s products.

We are not aware of any material trend, event, or capital commitment, which would potentially adversely affect liquidity.  In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Results of Operations

As of December 31, 2010, the Company had $803,443 in cash and cash equivalent. We believe that such funds will be sufficient to fund our operating expenses for the next six months.  We will seek additional capital for the purpose of financing, developing and marketing SDS’s products.

Revenues

Revenue from the sale of “Coginto” systems was $1,731,384 and 888,635 for the fiscal years ended December 31, 2010 and 2009, respectively, which represents an increase of $842,749, or 94.8%,.  compared to the fiscal year ended December 31, 2009. The increase in revenue was primarily attributable to the continuous efforts to grow by generating larger deals with current customers and new deals with new customers in current and new markets.

As demonstrated below, The Company’s revenues from 4 customers accounted for $1,651,980 or 95% of total revenues in the year ended December 31, 2010 and 5 customers accounted for $852,872 or 96% of total revenues in the year ended December 31, 2009.

	Year ended December 31, 2010
	Revenues in $	Revenues in % of total revenues
Customer A	1,090,075	63
Customer B	324,933	19
Customer C	169,266	10
Customer D	67,707	4
Other customers	79,853	5
Total Revenues	$1,731,834	100%

	Year ended December 31, 2009
	Revenues in $	Revenues in % of total revenues
Customer A	33,889	4
Customer B	80,007	9
Customer E	357,721	40
Customer F	225,929	25
Customer G	155,326	17
Other customers	35,763	4
Total Revenues	$888,635	100%

Cost of Revenue

Cost of revenue primarily consists of purchases and royalties to the Chief Science Office in Israel due to grants that were received in the past.  Cost of revenue was $147,821 and $112,276 for the fiscal years ended December 31, 2010 and 2009, respectively; an increase of $35,060, or 31.09%, compared to the fiscal year ended December 31, 2009. This increase is primarily attributable to increase in revenues.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions, communication expenses, other administrative expenses and amortization of other acquired intangible assets. Selling, general and administrative expenses were $2,138,196 and 2,047,760 for the fiscal years ended December 31, 2010 and 2009, respectively; an increase of $90,436, or 4.42%, compared to the fiscal year ended December 31, 2009. The increase is primarily due to increase in sales commission expenses, officers and stock based compensation, professional expenses, offset by decrease in expenses related to warrants issued for services and other expenses. In 2011, we expect our general and administrative expenses to remain steady or increase modestly, as a result of our anticipated revenue growth in combination with our active expense management.

Research and Development, Net

Research and development expenses primarily consist of personnel and subcontracting expenses, as well as reimbursements under government programs. Research and development, net was $417,508 and $483,888 for the fiscal years ended December 31, 2010 and 2009; a decrease of $66,380, or 13.72%, compared to the fiscal year ended December 31, 2009. This decrease is primarily attributable to decrease in personnel costs and related expenses.

Net loss

During the fiscal years ended December 31, 2010, and 2009, the net loss was $1,005,278 and $1,439,309 respectively.

Commitments

SDS-Israel is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products which were developed in the framework of projects in which the Israeli Government participated in its expense. Under the terms of the funding SDS Israel received from the Chief Scientist, royalty payments are computed on the sales proceeds from such products at the rate of 3% in the first three years and 3.5% from the fourth year. The contingent liability to the Chief Scientists is limited to the amount of the grants received. Some grants bear interest at the rate of LIBOR. SDS Israel is committed to the Chief Scientist to keep the know-how and production rights under the Company's possession.

During 2010, SDS Ltd. executed an Indemnification and Exemption Agreement with Mr. Shabtai Shoval, the CEO of SDS Ltd. The agreement calls for the indemnification of Mr. Shoval and advance of expenses for any personal liability that may be imposed on Mr. Shoval in his capacity as an officer of SDS Ltd. Per the agreement, the maximum amount payable by SDS LTD. to Mr. Shoval shall be the higher of $1,000,000 or 80% of SDS Ltd.’s cash reserves, measured promptly after receipt by SDS Ltd. of notice from Mr. Shoval of the commencement of any action, suit or proceeding regarding which Mr. Shoval may seek indemnification thereafter. SDS Ltd, agreed to reserve $100,000 from its cash and cash equivalents in order to assure the fulfillment the Company’s identification obligation under the agreement until such time as determined by the Board of Directors of SDS Ltd.

SDS Israel rents its offices under non-cancelable lease operating agreement. Aggregate minimum lease commitments, as of December 31, 2010, are as follows:

For the year ended on December 31	$
2011	30,637

Rent expenses for the years ended December 31, 2010 and 2009 were $55,311 and $56,564 respectively.

Liquidity and Capital Resources

We estimate that we will require approximately $1 million for the next 12 months of operations.  We do not have sufficient resources to effectuate our current business.  As of December 31, 2010, we had $803,443 available in cash.  We expect to incur a minimum of $2,500,000, in expenses during the next 12 months of operations, including the following expenses: $450,000 in research and development costs; 2,050,000 in selling, general and administrative expenses such as corporate, legal and accounting services, office overhead, and general working capital.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of $1,005,278 for the year ended December 31, 2010 and, as of December 31, 2010, the Company had an accumulated deficit of $2,785,098.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2010 the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Item 8.  Financial Statements

SUSPECT DETECTION SYSTEMS INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2010, AND 2009 (RESTATED)

Report of Registered Independent Auditors	F-2

Restated Consolidated Financial Statements-

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3/F-4

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009	F-6/F-7

Consolidated Statements of Cash Flows for Years Ended December 31, 2010 and 2009	F-8/F-9

Notes to Consolidated Financial Statements December 31, 2010 and 2009	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Suspect Detection Systems Inc.

We have audited the accompanying consolidated balance sheets of Suspect Detection Systems Inc. and its subsidiary (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not established sufficient sources of revenue to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2010 the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yarel + Partners
Certified Public Accountants
Tel-Aviv, Israel
March 17, 2011

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

ASSETS	December 31,
	2010	2009
		Restated
Current Assets:
Cash and cash equivalents	$803,443	$701,931
Restricted cash	115,501	15,827
Accounts receivable	288,037	-
Inventory	188,185	55,281
Prepaid expenses and other receivables	253,864	65,343
Total current assets	1,649,030	838,382

Property and Equipment:
Computer and other equipment	56,556	30,034
Less - Accumulated depreciation	(25,687)	(17,534)
Property and equipment, net	30,869	12,500

Other Assets:
Severance pay fund	89,684	45,563
Long term prepaid expenses	7,300	10,578
Goodwill	1,333,214	1,333,214
Total other assets	1,430,198	1,389,355
Total Assets	$3,110,097	$2,240,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2010	2009
		Restated
Current Liabilities:
Accounts payable - Trade	$43,174	$9,175
Accrued liabilities	227,228	161,161
Advances from customers	1,656,249	919,400
Deferred revenues	112,890	55,631
Due to related parties	283,257	111,541
Total current liabilities	2,322,798	1,256,908

Long-term Debt:
Accrued severance pay	88,560	84,315
Total liabilities	2,411,358	1,341,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 76,555,493 and 71,822,893 shares issued and
outstanding at December 31, 2010 and 2009, respectively	7,655	7,182
Additional paid-in capital	3,399,961	2,580,533
Common stock subscribed	-	25,000
Accumulated deficit	(2,785,098)	(1,779,820)
Total incorporated stockholders' equity, Net	622,518	832,895
Less - Noncontrolling interest	76,221	66,119
Total stockholders' equity	698,739	899,014

Total Liabilities and Stockholders' Equity	$3,110,097	$2,240,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the Year Ended December 31,
	2010	2009
		Restated

Revenues, net	$1,731,384	$888,635

Cost of Goods Sold	147,821	112,761

Gross Profit	1,583,563	775,874

Expenses:
Research and development	417,508	483,888
Selling, general and administrative	2,138,196	2,047,760

Total operating expenses	2,555,704	2,531,648

(Loss) from Operations	(972,141)	(1,755,774)

Financial expense	(23,035)	(11,880)

Net (loss)	(995,176)	(1,767,654)

Net loss (income) Attributable to Noncontrolling Interest	(10,102)	328,345

Net (loss) attributable to Suspect Detection Systems Inc.	$(1,005,278)	$(1,439,309)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	69,387,293	62,066,529

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

U.S. dollars

			Additional	Common		Noncontroling
	Common stock		Paid-in	Stock	Accumulated	Interest
	Shares	Amount	Capital	Subscriptions	(Deficit)	Equity	Loss	Total	Total
Balance as of January 1, 2009	72,689,668	7,269	1,797,302	-	(340,511)	-	-	-	1,464,060

Common stock issued to Officer for Services	170,000	17	25,483	-	-	-	-	-	25,500

Common stock issued for services	750,000	75	180,300	-	-	-	-	-	180,375

Stock warrants issued for services	-	-	141,437	-	-	-	-	-	141,437

Acquisition of 51% interest in SDS - Israel Ltd.						396,323		396,323	396,323

Common stock issued for purchase of additional 7% interest in SDS - Israel Ltd.	3,199,891	320	1,539	-	-	(1,859)	-	(1,859)	-

Cancellation of common stock by Director and officer	(7,000,000)	(700)	700	-	-	-	-	-	-

Common stock issued for cash	2,013,334	201	301,799	-	-	-	-	-	302,000

Stock options (Restated)	-	-	131,973	-	-	-	-	-	131,973

Payment for common stock subscription	-	-	-	25,000	-	-	-	-	25,000

Net (Loss) for the period (Restated)	-	-	-	-	(1,439,309)	-	(328,345)	(328,345)	(1,767,654)

Balance as of December 31, 2009 (Restated)	71,822,893	$7,182	$2,580,533	$25,000	$(1,779,820)	$394,464	$(328,345)	$66,119	$899,014

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars

			Additional	Common		Noncontroling
	Common stock		Paid-in	Stock	Accumulated	Interest
	Shares	Amount	Capital	Subscriptions	(Deficit)	Equity	Earnings	Total	Total

Common stock issued for services	1,432,600	143	176,830		-	-	-	-	176,973

Common stock issued for cash	3,300,000	330	219,670	(25,000)	-	-	-	-	195,000

Stock warrants issued for services	-	-	49,888	-	-	-	-	-	49,888

Stock options	-	-	373,040	-	-	-	-	-	373,040

Net (Loss) for the period	-	-	-		(1,005,278)	-	10,102	10,102	(995,176)

Balance as of December 31, 2010	76,555,493	$7,655	$3,399,961	$-	$(2,785,098)	$394,464	$(318,243)	$76,221	$698,739

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the Year Ended December 31,
	2010	2009
		Restated
Operating Activities:
Net (loss)	$(995,176)	$(1,767,654)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	27,973	25,500
Stock options issued to directors	178,905	-
Stock options issued to service providers	194,135	131,973
Stock warrants issued to a consultant	49,888	141,437
Common stock issued for consulting services	149,000	180,375
Depreciation	8,153	5,441
Changes in Assets and Liabilities-
Inventory	(132,904)	20,004
Prepaid expenses and other receivables	(188,521)	96,174
Severance, net	(39,876)	31,778
Accounts payable - Trade	33,999	(50,386)
Accrued liabilities	66,067	55,684
Advances from customers, net	448,812	440,149
Deferred revenues	57,259	55,631
Due to related parties	171,716	111,253
Net Cash (Used in) Operating Activities	29,430	(522,641)

Investing Activities:
Cash acquired in business combination (b)	-	702,147
Increase in restricted cash	(99,674)	-
Prepaid expenses, non-current	3,278	17,782
Purchases of Property and Equipment	(26,522)	(1,922)
Net Cash Provided by (Used in) Investing Activities	(122,918)	718,007

Financing Activities:
Issuance of common stock for cash	195,000	302,000
Stock subscriptions paid	-	25,000
Net Cash Provided by Financing Activities	195,000	327,000
Net Increase in Cash	101,512	522,366
Cash and Cash Equivalents - Beginning of year	701,931	179,565
Cash and Cash Equivalents - End of year	$803,443	$701,931

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the Year Ended December 31,
	2010	2009
		Restated
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

(a) Non cash financing and investing activities:

Common stock issued for purchase of additional 7% interest in SDS - Israel Ltd.	$-	$1,859

(b) Cash acquired in acquisition of 51% interest in SDS - Israel Ltd.:

Working capital deficiency, excluding cash and cash equivalents	$-	$541,442
Property and equipment, net	-	(16,019)
Accrued severance pay, net	-	6,975
Long term prepaid expenses	-	(28,360)
Intercompany balance	-	1,100,000
Acquisition costs		35,000
Goodwill	-	(1,333,214)
Noncontrolling Interest	-	396,323
	$-	$702,147

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

(1) Basis of Presentation and Organization and Summary of Significant Accounting Policies

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

The Israeli subsidiary, Suspect Detection Systems Ltd, (“SDS – Israel”) was incorporated under the Companies Law, 5759-1999, of the State of Israel in 2004.  SDS – Israel specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS – Israel completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed, and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS – Israel is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

On January 20, 2009, SDS Inc. completed a business combination for the purchase of 51 percent of the issued and outstanding shares of SDS – Israel for consideration of $1,100,000.  The Company incurred an additional $35,000 in acquisition costs related to legal and accounting fees.  The business combination was accounted for by the purchase method and accordingly, the purchase price has been allocated to the estimated fair values of the respective assets acquired and liabilities assumed of SDS – Israel, with the remaining representing goodwill in the amount of $1,333,214.  The results of operations of SDS – Israel have been included in the consolidated financial statements of the Company commencing January 20, 2009.

In July 9, 2009, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the Northern Group LP ("NG"), pursuant to which NG exchanged 170,295 ordinary shares of SDS – Israel for 3,199,891 of SDS Inc’s common stock.  The 170,295 shares of SDS- Israel represented 7 percent of the outstanding shares of SDS-Israel and increased SDS Inc.’s ownership interest in SDS- Israel to 58 percent.  The acquisition of the additional equity interest was accounted for by the equity method.  The increased percentage of ownership of SDS – Israel, amounting to 58 percent, has been applied to the operations of this subsidiary from July 9, 2009.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its 58 percent owned Israeli subsidiary, SDS-Israel.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Restricted cash:

Restricted Cash is defined as Cash and cash equivalents, which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement and identification agreement with the CEO of SDS- Israel to assure future credit availability (please refer to footnote number 9).

Revenue Recognition, Deferred Revenues and advances from customers:

The Company recognizes revenues in accordance with ASC 605-10-S99, “Revenue Recognition” when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company's revenue arrangements included multiple deliverables, software or technology license, non-recurring engineering services and post-contract customer support.

For these arrangements, we considered the revenue recognition - multiple-element arrangements accounting guidance. Accordingly, we evaluated each deliverable in the arrangement to determine whether it represented a separate unit of accounting.     Services sold separately are generally billed on a time basis at agreed-upon billing rates, and revenue is recognized as the services are performed.   If an arrangement included specified upgrade rights, revenue is deferred until the specified upgrade was delivered.  The timing and amount of revenue recognition depended upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determinations of the appropriate amount of revenue recognized involved judgments and estimates that our management believed were reasonable.

Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2010 and 2009, the Company has not accrued an allowance for uncollectible accounts.

Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Office furniture and equipment	7
Computers and electronic equipment	33

Depreciation expenses for the years ended December 31, 2010 and 2009 were $8,153 and $5,441, respectively.

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized for the years ended December 31, 2010 and 2009.

Research and development costs and participations:

Research and development (or “R&D”) costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants and related manufacturing costs, facilities and overhead costs.

Research and development expenses for the years ended December 31, 2010 and 2009 were $417,508 and $483,888, respectively.

Royalty-bearing grants:

Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs. Research and development grants received by the Company from April 19, 2004 (inception date) through December 31, 2010 amounted to $177,263. Royalty expenses to the Israeli government for the years ended December 31, 2010 and 2009 were $75,295 and $24,567, respectively.

Severance pay:

The liability of SDS Israel for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. The Company's employees are entitled to one month's salary for each year of employment or a portion thereof. On December 31, 2008 SDS Israel entered into an agreement with its CEO and President implementing Section 14 of the Severance Pay Law and the General Approval of the Labor Minister dated June 30, 1998, issued in accordance to the said Section 14, mandating that upon termination of such employees’ employment, SDS Israel shall release to them all the amounts accrued in their insurance policies. The severance pay liabilities and deposits covered by these plans since December 31, 2008 are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds. Severance expenses for the years ended December 31, 2010 and 2009 amounted to $37,789 and $74,743 respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Restricted shares, outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to restricted shares, outstanding options and warrants excluded from the calculations of diluted loss per share were 27,053,539 and 23,703,092 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, “Accounting for Income Taxes” Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value Measurement

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs those are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in its assessment of fair value.

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$803,443	$803,443	$-	$-
Restricted Cash	115,501	115,501	-	-
Total assets at fair value	$918,944	$918,944	$-	$-

Concentration of Risk

The Company's has a reliance on its major customers. When revenues from transactions with a single external customer amount to 10 percent or more of an enterprise’s revenues, the enterprise must disclose that fact, and the total amount of revenues from each such customer, see major customers' disclosure in note 10.

As of December 31, 2009, and 2008, the Company maintained its cash account at two commercial banks.  The balances in the accounts are subject to FDIC coverage of up to $250,000 per institution. Cash and cash equivalents invested in a major bank in Israel are not insured, Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or other foreign hedging arrangements.

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

Accounting for stock-based compensation

The Company’s stock-based compensation are recorded according to ASC 718-10, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to directors, including employee stock options under the Company’s stock plans, based on estimated fair values. ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Goodwill

The Company accounts for Goodwill in accordance with the FASB ASC Topic 350, “Intangible-Goodwill and Other.”  The Company evaluates Goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of Goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including Goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using discounted projected cash flows.  If the carrying amount of the reporting unit exceeds its fair value, Goodwill is considered impaired, and a second step is performed to measure the amount of impairment loss, if any.  The Company conducts its annual impairment test as of December 31 of each year, and determines if there is any impairment.  No impairments were recognized for the years ended December 31, 2010 and 2009.

Use of Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of December 31, 2010, and 2009, and consolidated revenues and expenses for the years ended December 31, 2010, and 2009.  Actual results could differ from those estimates made by management.

Subsequent events:

The Company has evaluated subsequent events for potential recognition and/or disclosure through, the date these consolidated financial statements were issued.

Financial statements in U.S. dollars:

The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of SDS Israel’s revenues and expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars. Accordingly, the functional and reporting currency of the Company is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Comprehensive Income (Loss):

Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive income (loss) consists of net income (loss).

Segment Reporting:

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

(2)     Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company incurred a loss of $1,005,278 for the year ended December 31, 2010 (2009-$1,439,309) and, as of December 31, 2010, the Company had an accumulated deficit of $2,785,098 (2009-$1,779,820).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Restatement

The financial statements for the year ended December 31, 2009 were restated pursuant to comments received from the Securities and Exchange Commission (the "Commission") to our Annual Report on Form 10-K for the Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

Effects on previously issued 2009 financial statements as follows:

Increase in prepaid expenses and other receivables	$5,000
Increase in Goodwill	7,560
Increase in due to related parties	12,000
Decrease in the additional paid-in capital	136,840
Increase in accumulated deficit	346,325
Increase in noncontrolling interest	483,725
Decrease in Cost of Goods Sold	28,454
Increase in Research and development	87,839
Increase in selling, general and administrative expenses	288,900
Increase in the net loss attributable to noncontrolling Interest	1,960
Increase in 2009 net loss attributable to Suspect Detection Systems Inc.	$346,325

The accompanying financial statements for the year ended December 31, 2009 have been restated to reflect the corrections in accordance with FASB ASC 250-10-50-7, “Accounting Change and Error Corrections Disclosure”. This restatement is due to corrections of errors in previously reported financial statements. Net income per common share remained the same at $(0.02) as a result of these changes. The effect on the Company's previously issued financial statements for the year ended December 31, 2009 is summarized as follows:

Balance Sheet as of December 31, 2009

	Previously reported	Net Change		Restated

Current Assets:
Cash and cash equivalents	$701,931			$701,931
Restricted cash	15,827			15,827
Inventory	55,281			55,281
Prepaid expenses and other receivables	60,343	5,000	f	65,343
Total current assets	833,382			838,382

Property and Equipment:
Computer and other equipment	30,034			30,034
Less - Accumulated depreciation	(17,534)			(17,534)
Property and equipment, net	12,500			12,500

Other Assets:
Severance pay fund	45,563			45,563
Prepaid expenses, non-current	10,578			10,578
Goodwill	1,325,654	7,560	a,b	1,333,214

Total other assets	1,381,795			1,389,355

Total Assets	$2,227,677			$2,240,237

Balance Sheet as of December 31, 2009

	Previously reported	Net Change		Restated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$9,175			$9,175
Accrued liabilities	161,161			161,161
Advances from customers	919,400			919,400
Deferred revenues	55,631			55,631
Due to related parties	99,541	12,000	h	111,541
Total current liabilities	1,244,908			1,256,908

Long-term Debt:
Accrued severance pay	84,315			84,315
Total long-term debt	84,315			84,315

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000
shares authorized; 76,555,493 and 71,822,893 shares issued
and outstanding in 2010 and 2009, respectively	7,182			7,182
Additional paid-in capital	2,717,373	(136,840)	a	2,580,533
Common stock subscribed	25,000			25,000
Accumulated deficit	(1,433,495)	(346,325)	b	(1,779,820)
Total stockholders' equity	1,316,060			832,895

Less - Noncontrolling interest	(417,606)	483,725	d,e	66,119
Total stockholders' equity, Net	898,454			899,014
Total Liabilities and Stockholders' Equity	$2,227,677			$2,240,237

Statement of Operations for the Year Ended December 31, 2009

	Previously reported	Net Change		Restated

Revenues, net	$888,635			$888,635

Cost of Goods Sold	141,215	(28,454)	g	112,761

Gross Profit	747,420			775,874

Expenses:
Research and development	396,049	87,839	g	483,888
Selling, general and administrative	1,758,860	288,900	c	2,047,760
Total operating expenses	2,154,909			2,531,648

(Loss) from Operations	(1,407,489)			(1,755,774)

Other Income (Expense):
Interest income	213			213
Interest (expense)	(12,093)			(12,093)
Total other income (expense)	(11,880)			(11,880)

Net (loss)	(1,419,369)			(1,767,754)

Net (loss) Attributable to Noncontrolling Interest	(326,385)	(1,960)	d	(328,345)

Net (loss) attributable to Suspect Detection Systems Inc.	$(1,092,984)			$(1,439,309)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)			$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	68,531,107	(6,464,578)	i	62,066,529

(a)	Additional paid-in capital

As reported:	$2,717,373

(d)Correction of error in calculation of the goodwill, noncontrolling interest, additional paid in capital and net income as a result of the exchange of 3,199,891 shares of common stock of the Company for additional 7% interest in the equity ownership of SDS – Israel. Those accounts were restated to correct overstatement of the goodwill by $291,690, overstatement of additional paid in capital by $478,125, overstatement of the net income by $1,960, and understatement of the noncontrolling interest by $184,475.	(478,125)
(e)Correction of error involving of fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $131,973. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date	131,973
Correction of error involving of amortized fair value of $45,000 for 300,000 shares that should have been granted to two consultants of the Company under their consulting agreement.	45,000
Correction of error involving of fair value of 900,000 warrants that were granted to a consultant of the Company in the amount of $141,437. The warrants are execrable at $0.15 per share and no later than two years from the grant date	141,437
Correction of error involving of amortized fair value of $22,875 for 152,600 shares that have been issued in 2010 to a consultant of the Company under their consulting agreement for services rendered during 2009.	22,875

Total net change	(136,840)

Restated	$2,580,533

(b)	Accumulated deficit

As reported:	$(1,433,495)

(d) Correction of error in calculation of the goodwill, noncontrolling interest, additional paid in capital and net income as a result of the exchange of 3,199,891 shares of common stock of the Company for additional 7% interest in the equity ownership of SDS – Israel. Those accounts were restated to correct overstatement of the goodwill by $291,690, overstatement of additional paid in capital by $478,125, overstatement of the net income by $1,960, and understatement of the noncontrolling interest by $184,475.	1,960
Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $131,973. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.	(131,973)
(f)Correction of error of $ 5,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses.	5,000
(h)Correction of error of $12,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009.	(12,000)
Correction of error involving of fair value of $45,000 for 300,000 shares that should have been granted to two consultants of the Company under their consulting agreement.	(45,000)
Correction of error involving of fair value of 900,000 warrants that were granted to a consultant of the Company in the amount of $141,437. The warrants are execrable at $0.15 per share and no later than two years from the grant date	(141,437)
Correction of error involving of amortized fair value of $22,875 for 152,600 shares that have been issued in 2010 to a consultant of the Company under their consulting agreement for services rendered during 2009.	(22,875)

Total net change	(346,325)

Restated	$(1,779,820)

(c)	Selling, general and administrative

As reported:	1,758,860

Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $131,973. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.	131,973
(f)Correction of error of $ 5,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses.	(5,000)
(h)Correction of error of $12,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009.	12,000
Correction of error involving of fair value of $45,000 for 300,000 shares that should have been granted to two consultants of the Company under their consulting agreement.	45,000
Correction of error involving of fair value of 900,000 warrants that were granted to a consultant of the Company in the amount of $141,437. The warrants are execrable at $0.15 per share and no later than two years from the grant date	141,437
(g) Reclassification of certain expenses in the amount of $28,454 from cost of goods sold and $59,385 from selling, general and administrative expenses to research and developments costs.	(59,385)
Correction of error involving of amortized fair value of $22,875 for 152,600 shares that have been issued in 2010 to a consultant of the Company under their consulting agreement for services rendered during 2009.	22,875

Total net change	288,900

Restated	$2,047,760

(d) Correction of error in calculation of the goodwill, noncontrolling interest, additional paid in capital and net income as a result of the exchange of 3,199,891 shares of common stock of the Company for additional 7% interest in the equity ownership of SDS – Israel. Those accounts were restated to correct overstatement of the goodwill by $291,690, overstatement of additional paid in capital by $478,125, overstatement of the net income by $1,960, and understatement of the noncontrolling interest by $184,475.

(e) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $131,973. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(f) Correction of error of $ 5,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses.

(g) Reclassification of certain expenses in the amount of $28,454 from cost of goods sold and $59,385 from selling, general and administrative expenses to research and developments costs.

(h) Correction of error of $12,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009.

(i) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

Statement of Cash Flows for the Year Ended December 31, 2009

	Previously	Net Change	Restated
	reported
Operating Activities:
Net (loss)	$(1,419,369)	$(348,285)	$(1,767,654)
Adjustments to reconcile net (loss) to net cash
Common stock issued for officers' compensation	25,500		25,500
Options issued to director	-		-
Options issued to agents		131,973	131,973
Warrants issued to a consultant		141,437	141,437
Common stock issued for consulting services	112,500	67,875	180,375
Depreciation	17,534	(12,093)	5,441
Changes in Assets and Liabilities-
Inventory	(55,281)	75,285	20,004
Prepaid expenses and other receivables	72,471	23,703	96,174
Accounts payable - Trade	8,368	(58,754)	(50,386)
Accrued liabilities	224,674	(168,990)	55,684
Advances from customers, net	919,400	(479,251)	440,149
Deferred revenues	55,631		55,631
Due to related party	-	111,253	111,253
Severance, net	-	31,778	31,778

Net Cash (Used in) Operating Activities	(38,572)	(484,069)	(522,641)

Investing Activities:
Cash acquired in business combination (b)	-	702,147	702,147
Prepaid expenses, non-current	-	-	17,782
Deposit from Severance fund	(45,563)	45,563	-
Purchases of Property and Equipment	(30,034)	28,112	(1,922)

Net Cash Provided by (Used in) Investing Activities	(75,597)	793,604	718,007

Statement of Cash Flows for the Year Ended December 31, 2009

	Previously	Net Change	Restated
	reported
Financing Activities:
Issuance of common stock for cash	302,000	-	302,000
Due from SDS - Israel	28,000	(28,000)	-
Cash advances applied in acquisition of subsidiary	198,109	(198,109)	-
Stock subscriptions paid	25,000	-	25,000
Due to related party	99,253	(99,523)	-
Net Cash Provided by Financing Activities	652,362	(325,362)	327,000

Net Increase (Decrease) in Cash	538,193	-	522,366
Cash and Cash Equivalents - Beginning of Period	179,565		179,565
Cash and Cash Equivalents - End of Period	$717,758	(15,827)	$701,931
Cash and Cash Equivalents - End of Period:
Cash in bank	$701,931		$701,931
Restricted cash	15,827	(15,827)	-
Total	$717,758		$701,931
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

(a) Non cash transactions:
Common stock issued for purchase of additional 7% interest in SDS - Israel Ltd.	$-	$1,859	$1,859

(b) Cash acquired in acquisition of 51% interest in SDS - Israel Ltd.:
Working capital deficiency, excluding cash and cash equivalents	$-	$541,442	$541,442
Property and equipment, net	-	(16,019)	(16,019)
Accrued severance pay, net	-	6,975	6,975
Long term prepaid expenses	-	(28,360)	(28,360)
Intercompany balance	-	1,100,000	1,100,000
Acquisition costs		35,000	35,000
Goodwill	-	(1,333,214)	(1,333,214)
Noncontrolling Interest	-	396,323	396,323
	$-	$702,147	$702,147

(4)           Appointment of Directors and Officers

On January 13, 2010, the board of directors of the Company, appointed Mr. Yoav Krill as Chairman of the Board, to serve until the next annual meeting of the Company and until his successor is duly appointed and qualified.  In connection with Mr. Krill’s appointment, the Company entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board.  In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000 per annum for the first twelve (12) month period. Mr. Krill was also granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.  The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice. The failure of the Company to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement.

On January 13, 2010, the board of directors of the Company appointed Mr. Gil Boosidan as Chief Executive Officer of the Company and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”). In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan shall receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Company, whereas the number of the shares will be determined by the market value of the shares of the date of issuance. The Company has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach.

On January 13, 2010, the board of directors of the Company appointed Dr. Kevin Schatzle to the Board of Advisors. The advisory agreement calls for 500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 20,833 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.

On January 12, 2010, Asher Zwebner, the Chief Executive Officer and Chief Financial Officer of the Company, resigned as the Chief Executive Officer. Mr. Zwebner remained as Chief Financial Officer and a director of the Company until December 6, 2010 when he resigned from his position as the Chief Financial Officer and as a member of the Board of the Company.

On May 9, 2010 SDS -Israel entered into an employment agreement with the Chief Executive Officer of SDS -Israel for a 10 years period commencing June 1, 2010. The Company shall pay to the Chief Executive Officer of SDS -Israel a monthly consulting fee in the amount of approximately $25,000. The amount is adjusted to the Israeli Consumer Price Index and updated every 3 months. The agreement may be terminated by each of the parties by giving an advance notice in writing (The Company is obliged for 60 days period and the CEO is obliged for 120 days period). In the event that SDS -Israel terminates this agreement, it shall pay the Chief Executive Officer of SDS -Israel a lump cash sum equal to 48 months of monthly consulting services fees.

On December 6, 2010, the Board appointed Ran Daniel as Chief Financial Officer (“CFO”). On December 6, 2010, a memo of understanding it was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,250 per month and he will be entitled for a periodic bonus pay for performance.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS Inc. or until a successor is elected or appointed.

(5)           Common Stock

On January 16, 2009, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

On January 19, 2009 the former Secretary and Director of SDS Inc. returned 7,000,000 shares of SDS Inc.’s common stock, which shares were cancelled.

In April 2009, SDS Inc. began a fifth capital formation activity through PPO #5, exempt from registration under the Securities Act of 1933, to raise up to $2,500,000 through the issuance of 16,666,666 Units.  Each Unit consists of one share of common stock of the Company, and one Class A Warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and Class B Warrant with the exercise price at $0.375 per share, which will be expired three years from the date of subscription.  As of December 31, 2010 and 2009, the Company had issued 1,633,334 shares of common stock, 1,633,334 Class A Warrants and 1,633,334 Class B Warrants subscribed for proceeds of $245,000 and declared PPO#5 closed.

On May 6, 2009, SDS Inc. issued 50,000 shares to its Secretary, Treasurer, and Director, Mr. Julius Klein, for services rendered.  The transaction was valued at $7,500.

On May 6, 2009, SDS Inc. issued 750,000 shares to a consulting company for services rendered.  The transaction was valued at $112,500.

In July 2009, SDS Inc. began a sixth capital formation activity through PPO #6, exempt from registration under the Securities Act of 1933, to raise up to $1,500,000 through the issuance of 10,000,000 Units.  Each Unit consists of one share of common stock of the Company, and one Class A Warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and Class B Warrants with the exercise price at $0.375 per share, which will be expired three years from the date of subscription. As of December 31, 2009, the Company had issued 380,000 shares of common stock 380,000 Class A Warrants and 380,000 Class B Warrants subscribed for proceeds of $57,000.  As of December 31, 2010, the Company had issued 1,180,000 shares of common stock 1,180,000 Class A Warrants and 1,180,000 Class B Warrants subscribed for proceeds of $177,000.

On August 18, 2009, the Company issued 3,199,891 shares of common stock to NG in accordance with the terms of the Exchange Agreement, entered between the Company and NG on July 9, 2009, to exchange 170,295 shares of SDS-Israel common stock that NG held.  As result of this transaction, the Company acquired additional 7 percent of ownership interest in SDS- Israel.

On January 6, 2010, the Company issued 152,600 shares of common stock to a related company and a shareholder for services rendered valued at $22,890.

On January 6, 2010, the Company issued 660,000 shares of common stock to related parties and shareholders for services valued at $99,000.

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services provided.  These services were valued at $50,000.

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer and Director for the services provided.

During November, 2010 the Company issued 2,500,000 shares of common stock, 833,333 Class A Warrant with the exercise price at $0.08 per share, which expired one year from the date of subscription, and Class B Warrants with the exercise price at $0.15 per share, which will be expired two years from the date of subscription for a cash payment of $100,000.

(6)           Stock warrants

A summary of the warrants granted is as follows:

	For the year ended
	December 31, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	16,019,667	$0.317
Granted	7,730,000	0.176
Exercised	-	-
Forfeited	(2,746,328)	0.297
Outstanding and exercisable at the end of the period	21,003,339	$0.268

	For the year ended
	December 31, 2009
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	9,522,999	0.375
Granted	6,746,668	0.23
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	16,019,667	$0.315

In July 9, 2009, the Company entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, the Company issued 2,250,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of the Company’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.

The Company issued 1,350,000 warrants to L.A. Investments Ltd. to purchase an aggregate of 1,350,000 shares of the Company’s common stock on April 1, 2009, September 1, 2009 and March 1, 2010 under a consultancy agreement.  Each common stock purchase warrant entitles the consultant to purchase one share of the Company’s common stock at an exercise price of $0.15 per share and is exercisable for a period of two years.

 As of April 1st, 2010 the Company and the consultant mutually agreed not to continue the consultants’ engagement. Therefore the consultant was not entitled to 450,000 warrants which were conditionally granted to him under the consulting agreement.

(7)           Stock options

On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “stock option plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of December 31, 2010 2,000,000 stock options were granted under the Stock Option Plan.

During 2009, the Company granted 1,550,200 options valued at $326,108 in consideration for consulting services to nine sales agents of SDS- Ltd. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date. The number of the options exercisable at December 31, 2010 was 1,550,200 options. As of the date of the grant, the average expected term of the options was 3 years, expected volatility was 114.78 percent, expected dividend rate was 0 percent, and the risk free rate of return was 2.3 percent.

On December 30, 2009  the Company authorized 35,000,000 shares of Common Stock for issuance under the SDSS Inc., 2009 the stock option plan, of which as of December 31, 2010, 1,500,000 options were granted to Mr. Yoav krill, the Chairman of the Board of Directors and 500,000 to a member of the Advisory Board. The Options granted were valued at $ 236,970. The options were granted to Mr. Yoav Krill on January 13, 2010, under the consultancy agreement with Mr., Krill and they are exercisable at $0.15 per share. A total of 250,000 options were vested at the date of the grant, while the remaining options will vest at a rate of 104,167 options each calendar quarter over three years. The options terminate forty-eight (48) months from the date of vesting. The options were granted to the member of the Advisory Board on January 14, 2010, under the consultancy agreement and they are exercisable at $0.15 per share. A total of 250,000 options were vested at the date of the grant, while the remaining options will vest at a rate of 20,833 options each calendar quarter over three years. The options terminate forty-eight (48) months from the date of vesting. The number of the options exercisable at December 31, 2010 was 1,000,000 options. As of the date of the grant, the average expected term of the options was 5.32 years, expected volatility was 147.51 percent, expected dividend rate was 0 percent, and the risk free rate of return was 2.77 percent.

The Company accounts for stock based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

Options granted under 2009 Global Stock Incentive Plan
annual dividends of	$0.00
expected volatility of	114.78-158.87%
risk-free interest rate of	2.3-2.77%
expected average options expiration	3-5.32

	For the year ended
	December 31, 2010
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	1,550,000	$0.15
Granted	2,000,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	3,550,000	$0.15

	For the year ended
	December 31, 2009
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	-	-
Granted	1,550,000	$0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	1,550,000	$0.15

(8)           Income Taxes

Losses for tax purposes - Carry-forward tax losses of the Company were $1,430,913 as of December 31, 2010. SDS Ltd.'s Carry-forward tax losses as of December 31, 2010 were $1,923,109, which may be carried forward and offset against taxable income of SDS Ltd. in the future for an indefinite period.

Deferred income taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. As of December 31, 2010, the Company has provided full valuation allowances in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

(9)           Commitments

On March 15, 2008, SDS Inc. entered into a written commitment with a third-party consultant to provide marketing and promotional assistance for up to 50 hours per month, beginning April 2008.  In return for these services, the consultant will receive a monthly service fee of $7,000, a stock option for purchasing 100,000 shares of common stock at $0.15 per share, and an annual performance-based bonus at the discretion of SDS Inc.  In May 2008, this agreement was placed on hold.  As of December 31, 2010, the options were not issued and may not be issued in the future depending on the resolution of the agreement.

On April 1, 2009, the Company entered into a Consulting Agreement with L.A. Investments Ltd. (the “Consultant”).  The Consultant agreed to render assistance and advice to the Company relating to capitalization and financing of the Company.  The Consulting Agreement is for a term of three years, commencing on April 1, 2009.  In consideration for such services, the Company agreed to compensate the Consultant in the amount of $6,500 quarterly, commencing on April 1, 2009.  In addition, the Company agreed to issue to the Consultant warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock.  On each of April 1, 2009, September 1, 2009, March 1, 2010, and September 1, 2010, provided that the Consulting Agreement is still in force, the Company shall issue a warrant to purchase 450,000 shares of the Company’s common stock.  Each common stock purchase warrant entitles the Consultant to purchase one share of the Company’s common stock at an exercise price of $0.15 per share and is exercisable for a period of two years. As of April 1st, 2010 the Company and the consultant mutually agreed not to continue the consultants’ engagement. Therefore the consultant was not entitled to compensation in the amount of $6,500 quarterly and 450,000 warrants which were conditionally granted to him under the consulting agreement.

SDS-Israel is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products which were developed in the framework of projects in which the Israeli Government participated in its expense. Under the terms of the funding SDS Israel received from the Chief Scientist, royalty payments are computed on the sales proceeds from such products at the rate of 3% in the first three years and 3.5% from the forth year and forth. The contingent liability to the Chief Scientists is limited to the amount of the grants received. Some grants bear interest at the rate of LIBOR. SDS Israel is committed to the Chief Scientist to keep the know-how and production rights under the Company's possession.

During 2010, SDS Ltd. executed an Indemnification and Exemption Agreement with Mr. Shabtai Shoval, the CEO of SDS Ltd. The agreement calls for the indemnification of Mr. Shoval and advance of expenses for any personal liability that may be imposed on Mr. Shoval in his capacity as an officer of SDS Ltd. Per the agreement, the maximum amount payable by SDS LTD. to Mr. Shoval shall be the higher of $1,000,000 or 80% of SDS Ltd.’s cash reserves, measured promptly after receipt by SDS Ltd. of notice from MR. Shoval of the commencement of any action, suit or proceeding regarding which Mr. Shoval may seek indemnification thereafter. SDS Ltd, agreed to reserve $100,000 from its cash and cash equivalents in order to assure the fulfillment the Company’s indemnification obligation under the agreement until such time as determined by the Board of Directors of SDS Ltd.

SDS Israel rents its offices under non-cancelable lease operating agreement. Aggregate minimum lease commitments, as of December 31, 2010, are as follows:

For the year ended on December 31	$
2011	30,637

Rent expenses for the years ended December 31, 2010 and 2009 were $55,311 and $56,564 respectively.

(10)	Major Customers

The Company’s revenues from 4 customers accounted for $1,651,980 or 95% of total revenues in the year ended December 31, 2010 and 5 customers accounted for $852,872 or 96% of total revenues in the year ended December 31, 2009.

	Year ended December 31, 2010
	Revenues in $	Revenues in % of total revenues
Customer A	1,090,075	63
Customer B	324,933	19
Customer C	169,266	10
Customer D	67,707	4
Other customers	79,853	5
Total Revenues	$1,731,834	100%

	Year ended December 31, 2009
	Revenues in $	Revenues in % of total revenues
Customer A	33,889	4
Customer B	80,007	9
Customer E	357,721	40
Customer F	225,929	25
Customer G	155,326	17
Other customers	35,763	4
Total Revenues	$888,635	100%

(11)         Business Combination

On January 20, 2009 pursuant to the terms of the Sale and Purchase Agreement, the Company purchased 51% of the issued and outstanding shares of SDS – Israel.  The Company paid $1,100,000 in cash for a 51% controlling interest in SDS – Israel and additional $35,000 in acquisition costs related to legal and accounting fees.

Fair Value Determination and Allocation of Consideration Transferred

As noted above, the Company paid $1,135,000 in cash assuming a 51% controlling interest. The Company's acquisition of SDS-Israel was accounted under the purchase method of accounting and the Company has allocated the purchase price of SDS-Israel based upon the fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. SDS-Israel is included in the Company's consolidated financial statements from the acquisition date. The preliminary allocation of purchase price to the fair value of the acquired assets less liability assumed indicated that the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $1,333,214 of goodwill was due to the acquisition purchase price over the fair value of the assets acquired.  As of December 31, 2010, the Company did not record any impairment charge from write-downs of purchased intangible assets.

Management determined that the fair value of noncontrolling interest at the acquisition date was $396,323 based on the consideration of the purchase price paid by the Company for its 51% interest and industry wide measurements for discount for lack of control (25%) and discount for lack of marketability (37.5%).

The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 20, 2009 (the acquisition date):

Current assets	$783,383
Property and equipment	16,019
Severance pay fund	40,827
Prepaid expenses	28,360
Total assets acquired	$868,589

Current Liabilities	$(622,679)
Accrued severance fund	(47,801)
Total Liabilities assumed	$(670,480)

Net Assets acquired	$198,109

Non- controlling interest	$(396,323)

Total purchase price	$1,135,000

Excess of purchase price over value of net assets acquired	$1,333,214

In accordance on July 9, 2009, SDS Inc. and NG entered into an Exchange Agreement, pursuant to which NG exchanged 170,295 of its ordinary shares of stock of SDS – Israel for 3,199,891 shares of SDS Inc’s common stock.  SDS Inc. also entered into a warrant agreement (the “Warrant Agreement”) with NG, pursuant to which, SDS Inc. issued 2,500,000 stock purchase warrants (the “Warrants”) to NG.  Each Warrant grants NG the right to purchase one share of SDS Inc’s common stock, commencing on July 9, 2009, and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  As a condition to the exchange, NG agreed not to sell any shares of SDS Inc’s common stock prior to the one-year anniversary of the agreement.

SDS-Israel Results of Operations

The following table presents the amount of net sales, loss from operations and net loss of SDS-Israel included in the Company's consolidated statements of operations from the date of the acquisition for the year ended December 31, 2009:

Net sales	$888,635
Loss from operations	(741,089)
Net loss	$(753,182)

 (12)        Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on “Fair Value Measurements and Disclosures.” These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. As this guidance requires only expanded disclosures, the adoption did not and will not impact our consolidated financial condition and results of operations.

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We adopted this new standard on January 1, 2011 and it is not expected to have a material effect on our consolidated financial condition and results of operations.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(13)         Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued, there were none.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 4, 2011, the Company changed its principal independent accountants.  On such date, the Company dismissed Etania Audit Group P.C. (formerly Davis Accounting Group P.C.)  (“Etania Audit Group”) from serving as its independent registered public accounting firm and the Company retained Yarel and Partners CPA’s as its principal independent accountants.  The decision to change accountants was approved by the Company’s Board of Directors.

Etania Audit Group was the independent registered public accounting firm for the Company’s from October 5, 2006 (inception) until February 4, 2011.  None of Etania Audit Group’s reports on the Company’s financial statements from October 5, 2006 until February 4, 2011, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Etania Audit Group, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Etania Audit Group served as the Company’s independent registered public accounting firm.

However, the report of Etania Audit Group, dated March 26, 2010, on our consolidated financial statements as of and for the year ended December 31, 2009 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, are responsible for evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report. As discussed elsewhere in this 10-K, we have restated our consolidated financial statements as of December 31, 2009.
In connection with this restatement and as a result of the determination to correct the Company’s consolidated financial statements for the year ended December 31, 2009 and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting. As a result of their assessment, the Company’s Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting, in connection with accounting for business combinations and stock based compensations. The Company’s management intends to take all necessary steps to address this material weakness. Management approved a resolution to enhance verification of accounting treatment for business combinations and stock based compensations in the future, by retaining expert consultants to review its accounting treatments, and to carefully validate that such treatments are in full alignment with U.S. GAAP. The Company believes that these remediation actions will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

Subsequent to the receipt of comments received from the SEC on our Annual Report for the year ended December 31 2009, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for business combinations, and identified a material weakness related to an inappropriate accounting treatment for a business combination transaction and stock based compensation, as discussed above. As a result of the material weakness, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria.  Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Controls

During the year ended December 31, 2010, the board of directors of the Company determined, based upon comments received from the Securities and Exchange Commission to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2010, discovered certain errors in the calculation of the goodwill, non-controlling interest and net loss attributable to non-controlling interest accounts in the Company's financial statements.

As a result, management considered the effect of the above-noted errors on the effectiveness of the Company's disclosure controls and procedures. Appropriate changes have been and will continue to be made to prevent the occurrence of such errors in the future. Such changes include the appointment of Ran Daniel as the Company's principal financial officer. The Company implemented additional procedures and policies in order to improve the effectiveness, accuracy and reliability of the accounting data to allow for the preparation of the Company’s financial statements in accordance with Generally Accepted Accounting Principles. These additional procedures and policies include, periodically review of accounting policies and procedure and with Company’s auditor and periodically review of the Company’s CFO for management. In addition, management will work from time to time with external advisors to ensure that the Company chooses the appropriate accounting policies and their appropriate implementation.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and executive officers are:

Name	Age	Position

Yoav Krill	69	Chairman of the Board of Directors

Gil Boosidan	38	Chief Executive Officer

Ran Daniel	42	Chief Financial Officer

The business address of our Directors and officers is 150 West 56th Street, Suite 4005, New York, NY 10019. Our Directors hold office until the next annual meeting of shareholders or until their successor is duly elected and qualified.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.  Set forth below is a summary description of the principal occupation and business experience, during the past five years, of our directors.

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

Gil Boosidan has been our chief executive officer since January 14, 2010.  Since April 2007, Gil Boosidan invests and advises private equity transactions and real estate transactions.  From February 1997 until February 2007, Mr. Boosidan served as Senior Vice President of IDT Corporation, as well as Treasurer of IDT Investments, Inc., a subsidiary of IDT that managed a substantial portion of IDT’s cash and investments.  He served as a member of the Board of Directors and chair of the audit committee of Global Energy Holdings Group, Inc., a public company.  Mr. Boosidan received an MBA from Tel Aviv University.

Ran Daniel has extensive experience in finance and international business management and has served as chief financial officer to a number of start-up companies. Since 2003, Ran Daniel invests and advises private equity and real estate transactions.  From June 2000 to September 2003, Mr. Daniel served as the international Chief Financial Officer of Ness Technologies, Inc., where he controlled global reporting and finance-related activities for international operations and played leading roles in planning and executing the company's extensive cross-border M&A activities. During 2003 and 2004, Mr. Daniel served as the Chief Financial Officer of Intercure Inc. and during 2005 he served as the Chief Financial Officer of Columbus Application Provider Inc., where he was responsible for operating and finance-related activities and played leading roles in executing the company's fund raising and growth strategies.  From December 1995 to June 2000, Ran Daniel was a senior manager in the audit and corporate finance division at Ernst & Young LLP in Israel and From June 1993 to December 1995 he was an analyst at the Bank of Israel. Ran Daniel is licensed as a Certified Public Accountant (CPA) in the United States and Israel and is admitted to practice law in New York. He is also a licensed Real Estate Broker in the State of New York, Chartered Financial Analyst (CFA) and a certified Financial Risk Manager (FRM). He is a member of the CFA Institute, the New York Society of Security Analysts (NYSSA), the Global Association of Risk Professionals (GARP) and the New York State Bar Association. Ran Daniel holds a Bachelor of Economics, a Bachelor of Accounting and an MBA in Finance from the Hebrew University as well as a Graduate Degree in Law from the University of Bar-Ilan.

During the past five years none of our officers and Directors has been involved in any legal proceedings that are material to an evaluation of their ability or integrity as director or an executive officer of the Company, and none of them have been affiliated with any company that been involved in bankruptcy proceedings.

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

Code of Ethics

On February 10, 2011, the Company adopted a Code of Ethics applicable to our principal executive, financial and accounting officers because of the financial constraints.

Audit Committee

We do not presently have a separately constituted audit committee or an audit committee financial expert.  Our entire Board of Directors acts as our audit committee.

Item 11. Executive Compensation

We do not maintain key-man life insurance for any of our executive officers or directors.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gil Boosidan, CEO	2010	$22,550	$0	$10,000	(1)	$0		$0	$0	$0	$32,550
	2009	0	$0	$0		$0		$0	$0	$0	$0
	2008	0	$0	$0		$0		$0	$0	$0	$0

Yoav Krill COB	2010	$25,000	$0	$0		$129,340	(2)	$0	$0	$0	$154,340
	2009	$0	$0	$0		0		0	0	0	$0
	2008	$0	$0	$0		$0		$0	$0	$0	$0

Shabtai Shoval CEO of SDS-Israel	2010	$329,202	$0	$0		$0		$0	$0	$0	$329,202
	2009	$216,684	$0	$0		0		0	0	0	$216,684
	2008	$0	$0	$0		$0		$0	$0	$0	$0

Eran Drukman EVP at SDS-Israel	2010	$441,635	$0	$0		$0		$0	$0	$0	$441,635
	2009	$226,464	$0	$0		0		0	0	0	$226,464
	2008	$0	$0	$0		$0		$0	$0	$0	$0

Asher Zwebner, CFO	2010	$20,500	$0	$18,000		$0		$0	$0	$0	$38,500
	2009	$14,000	$0	$18,000		$0		$0	$0	$0	$32,000
	2008	$20,200	$0	$0		$0		$0	$0	$0	$20,200

Ran Daniel, CFO	2010	1,750	1,500(3)	0		0		0	0	0	3,250

(1) On January 14, 2010, the Company entered into an employment agreement with Gil Boosidan (the “Employment Agreement”), pursuant to which Mr. Boosidan became the chief executive officer of the Company.  In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan will receive an aggregate of $20,000 - $30,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of common stock of the Company, the number to be determined by the market value of the shares of the date of issuance.

(2) Pursuant to Consulting Agreement dated January 13, 2010, Yoav. Krill was granted 1,500,000 options of common stock of the Registrant, exercisable at $0.15 per share, from the stock option plan adopted by the Company.  250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010.  As of December 31, 2010,   Mr. Krill had 666,664 vested stock options.

(3) On December 6, 2010, the Board appointed Ran Daniel as Chief Financial Officer and entered into a Memo of Understanding with Mr. Daniel, which provides that Mr. Daniel will receive a base salary of $3,250 per month and he will be entitled for a periodic bonus pay for performance.

Option/SAR Grants

In 2009, the Company implemented a stock option plan pursuant to which it will issue up to 35,000,000 shares of common stock to employees and consultants.

During 2009, the Company granted 1,550,200 options in consideration for consulting services to nine sales agents of SDS- Ltd. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date. The number of the options exercisable at December 31, 2010 was 575,050 options.

On January 13, 2010, Mr. Krill was granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the stock option plan adopted by the Company.  250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010.  The options shall terminate forty-eight (48) months from the date of vesting.

On January 14, 2010, Dr. Dr. Kevin Schatzle was granted 500,000 options of common stock of the Company, exercisable at $0.15 per share, from the stock option plan adopted by the Company.  250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 20,833 options each calendar quarter for the next three years, commencing on March 31, 2010.  The options shall terminate forty-eight (48) months from the date of vesting.

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

On January 13, 2010, the Company engaged Gil Boosidan as its Chief Executive Officer and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”).  In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan will receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Company, the number to be determined by the market value of the shares of the date of issuance.  The terms of the Employment Agreement shall be for one year, and the Company has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach.

SDS executed an employment agreement with its chief executive officer, Shabtai Shoval, on December 18, 2008.  The agreement provides for a base monthly salary of 63,000 New Israeli Shekels, plus monthly contributions by SDS of an aggregate of 20.84% of the base salary towards the cost of Mr. Shoval’s life insurance, pension savings, disability insurance, severance compensation fund and professional education (collectively, the “Benefits”).  In addition, SDS will provide Mr. Shoval with an automobile, a cellular telephone and reimbursement for reasonable expenses incurred in connection with his duties.  The agreement may be terminated by either party at will, upon 365 days prior written notice.  If SDS terminates the agreement without cause prior to the expiration of three years, in addition to compensation during the 365 day notice period Mr. Shoval is entitled to a lump sum cash payment in an amount (the “Package Value”) equal to (x) the sum of the base monthly salary, SDS’s monthly contributions towards the cost of the Benefits and SDS gross cost for the provision of an automobile and cellular telephone, multiplied by (y) the number of months during the period commencing 365 days after such termination and ending on the third anniversary of the date of the agreement.  If Mr. Shoval terminates the agreement without cause after the expiration of one year or if SDS terminates the agreement without cause after the expiration of three years, Mr. Shoval is entitled to a lump sum cash payment in an amount equal to six times the Package Value.  The agreement includes customary covenants regarding confidentiality and non-competition with the business of SDS for a period of one year following its termination.  Pursuant to the Investment Agreement, on January 20, 2009 the Company executed and delivered a guarantee of all of SDS’s obligations to Mr. Shoval pursuant to this agreement.

On May 9, 2010 SDS -Israel terminated the employment agreement and entered into a consulting agreement with Shabtai Shoval for a 10 years period commencing June 1, 2010. The Company shall pay to the Chief Executive Officer of SDS -Israel a monthly consulting fee in the amount of approximately $25,000. The amount is adjusted to the Israeli Consumer Price Index and updated every 3 months. The agreement may be terminated by each of the parties by giving an advance notice in writing (The Company is obliged for 60 days period and the CEO is obliged for 120 days period). In the event that SDS -Israel terminates this agreement, she shall pay the Chief Executive Officer of SDS -Israel a lump cash sum equal to 48 months of monthly consulting services fees.

On December 6, 2010, the Board appointed Ran Daniel as Chief Financial Officer (“CFO”). On December 6, 2010, a memo of understanding was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,250 per month and he will be entitled for a periodic bonus pay for performance.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS Inc. or until a successor is elected or appointed.

Our Board of Directors does not have a formally constituted compensation.  Our Board of Directors determines all matters concerning executive officer compensation.

Compensation of Directors

Other than Yoav Krill, the Chairman of the Board of Directors of the Company (See Summary Compensation Table), During the fiscal year ended December 31, 2010, no director received any type of compensation from the Company in exchange for their services as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The following table lists, as of March 22, 2011 the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security.  The person is also deemed a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the Securities and Exchange Commission’s rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned

Yosef Nachum Berstein	4,000,000	5.2%

Yoav Krill	770,830(1)	1.0% (3)

Gill Boosidan	166,667(2)	0.2% (4)

Ran Daniel	0	0%

(All officers and directors as a group (3 persons)	937,497	1.2%

(1) Pursuant to Consulting Agreement dated January 13, 2010, Yoav Krill was granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the stock option plan adopted by the Company.  250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010.  As of March 18, 2011,   Mr. Krill had 770,830 vested stock options.

(2) On January 14, 2010, the Company entered into an employment agreement with Gil Boosidan (the “Employment Agreement”), pursuant to which Mr. Boosidan became the chief executive officer of the Company, Mr. Boosidan received $10,000 in shares of commons stock of the Company, the number to be determined by the market value of the shares of the date of issuance.  As of March 18, 2011, Mr. Boosidan was entitled to receive 166,667 shares of the Company’s common stock calculated based on the average bid and ask price on such date.

(3)  Percent of Class calculated based on 77,326,323 shares issued and outstanding should Mr. Krill exercise his options.

(4) Percent of Class calculated based on 76,722,160 shares issued and outstanding should the 10,000 in shares granted to Mr. Boosidan be? issued on March 18, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective October 5, 2006, SDS Inc. entered into a verbal agreement with an individual who is a former Director, President, and Treasurer of SDS Inc., and current stockholder of the Company, to lease 250 square feet of office space for operations in Jerusalem, Israel.  The monthly lease rental amount is $300, and the term of the lease arrangement is month-to-month.  At the end of the March 2009, the Company terminated the verbal agreement regarding the lease of office space.  As of December 31, 2010, and 2009, SDS Inc. had accrued $8,952 in office rent expense related to the lease.

As of December 31, 2010, the Company owed $175,372 to the Directors of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

On January 13, 2010, the Company engaged Gil Boosidan as its Chief Executive Officer and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”).  In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan will receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Company, the number to be determined by the market value of the shares of the date of issuance.  The terms of the Employment Agreement shall be for one year, and the Company has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach.

SDS executed an employment agreement with its chief executive officer, Shabtai Shoval, on December 18, 2008.  The agreement provides for a base monthly salary of 63,000 New Israeli Shekels, plus monthly contributions by SDS of an aggregate of 20.84% of the base salary towards the cost of Mr. Shoval’s life insurance, pension savings, disability insurance, severance compensation fund and professional education (collectively, the “Benefits”).  In addition, SDS will provide Mr. Shoval with an automobile, a cellular telephone and reimbursement for reasonable expenses incurred in connection with his duties.  The agreement may be terminated by either party at will, upon 365 days prior written notice.  If SDS terminates the agreement without cause prior to the expiration of three years, in addition to compensation during the 365 day notice period Mr. Shoval is entitled to a lump sum cash payment in an amount (the “Package Value”) equal to (x) the sum of the base monthly salary, SDS’s monthly contributions towards the cost of the Benefits and SDS gross cost for the provision of an automobile and cellular telephone, multiplied by (y) the number of months during the period commencing 365 days after such termination and ending on the third anniversary of the date of the agreement.  If Mr. Shoval terminates the agreement without cause after the expiration of one year or if SDS terminates the agreement without cause after the expiration of three years, Mr. Shoval is entitled to a lump sum cash payment in an amount equal to six times the Package Value.  The agreement includes customary covenants regarding confidentiality and non-competition with the business of SDS for a period of one year following its termination.  Pursuant to the Investment Agreement, on January 20, 2009 the Company executed and delivered a guarantee of all of SDS’s obligations to Mr. Shoval pursuant to this agreement.

On May 9, 2010 SDS -Israel terminated the employment agreement and entered into a consulting agreement with Shabtai Shoval for a 10 years period commencing June 1, 2010. The Company shall pay to the Chief Executive Officer of SDS -Israel a monthly consulting fee in the amount of approximately $25,000. The amount is adjusted to the Israeli Consumer Price Index and updated every 3 months. The agreement may be terminated by each of the parties by giving an advance notice in writing (The Company is obliged for 60 days period and the CEO is obliged for 120 days period). In the event that SDS -Israel terminates this agreement, she shall pay the Chief Executive Officer of SDS -Israel a lump cash sum equal to 48 months of monthly consulting services fees.

On December 6, 2010, the Board appointed Ran Daniel as Chief Financial Officer (“CFO”). On December 6, 2010, a memo of understanding was entered into with the CFO.  This agreement provides that the CFO will receive a base salary of $3,250 per month and he will be entitled for a periodic bonus pay for performance.  This office will be held by the individual until the next annual general meeting of the stockholders of SDS Inc. or until a successor is elected or appointed.

During 2010, SDS Ltd. executed Identification and Exemption Agreement with Mr. Shabtai Shoval, the CEO of SDS Ltd. The agreement calls for the indemnification of Mr. Shoval and advance of expenses for any personal liability that may be imposed on Mr. Shoval in his capacity as an officer of SDS Ltd. Per the agreement, the maximum amount payable by SDS LTD. to Mr. Shoval shall be the higher of $1,000,000 or 80% of SDS Ltd.’s cash reserves, measured promptly after receipt by SDS Ltd. of notice from Mr. Shoval of the commencement of any action, suit or proceeding regarding which Mr. Shoval may seek indemnification thereafter. SDS Ltd, agreed to reserve $100,000 from its cash and cash equivalents in order to assure the fulfillment the Company’s identification obligation under the agreement until such time as determined by the Board of Directors of SDS Ltd.

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

Item 14. Principal Accountant Fees and Services

Yarel + Partners CPA’s provided audit services to the Company in connection with its annual reports for the fiscal year ended December 31, 2010 and 2009.  Davis Accounting Group P.C. provided audit services to the Company in connection with its annual reports for the fiscal years ended December 31, 2009 and the review of the quarterly reports in 2010.  However, management became aware that the C.P.A license of our former independent accountant Davis Accounting Group P.C. and its partner Edwin Reese Davis (A/K/A Ted Davis) was revoked by the state of Utah due to a disciplinary action. Davis Accounting Group audited our financial statements for the Fiscal Year Ended December 31, 2009 and its opinion contained an audit scope modification due to the Company’s uncertainty regarding its ability to continue as a going concern. As a result, the board of directors of the Company, in the absence of an audit committee discussed, those matters with the Company’s independent auditor Yarel + Partners CPA’s, which were retained by the Company on February 4, 2011, and ask them to re-audit the Company’s financial statements for the Fiscal Year Ended December 31, 2009 and to review the Company’s financial statements for the fiscal quarter ended March 31, 2010, the fiscal quarter ended June 30, 2010 and the fiscal quarter ended September 30, 2010. As a result, we filed our financial statements for our fiscal year ending December 31, 2010 included the restatements of our balance sheet, as well as income statements and cash flow for our fiscal year ending December 31, 2009. We intend to file our Quarterly Report on Form 10-Q for the Company’s financial statements for the quarter ended March 31, 2011 which will include restatements of our balance sheet, as well as income statements and cash flow for the quarter ended March 31, 2010, and to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as soon as our independent accountants will finalize their review for those periods, which we estimate will be in the near future.

The aggregate fees billed by Davis Accounting Group P.C. and Yarel Partners CPA’s for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements during the fiscal year ended December 31, 2010 and 2009, were:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$46,979	$22,000

Audit Committee Pre-Approval

The Company does not have a standing audit committee.  All audit, audit-related, tax, and all other fees paid to Yarel Partners CPA’s and Davis Accounting Group P.C. were pre-approved by the Company’s Board of Directors.

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

10.10
Employment Agreement, dated January 14, 2010, between Suspect Detection Systems Inc. and Gil Boosidan (annexed to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

10.11	Global Stock Incentive Compensation Plan dated December 30, 2009*

10.12	Officer and indemnity Exemption agreement between Shabtai Shoval and Suspect Detection Systems, Ltd dated January _, 2010*

10.13	Form of Regulation S Subscription Agreement, including Form of Class A Warrant and Form of Class B Warrant dated November ___, 2011*

14.1	Code of business and Ethics*

21	Subsidiaries of the Registrant.*

23.1	Consent of Yarel + Partners CPA*

32.1	Section (302(a) Certification of Principal Executive Officer*

32.1	Section 302(a) Certification of Principal Financial and Accounting Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Principal Financial and Accounting Officer*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC. AND SUBSIDIARY

March 22, 2011	By:	/s/ Gill Boosidan
Gil Boosidan Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Suspect Detection Systems, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gil Boosidan	Chief Executive Officer and Director	March 22, 2011
Gil Boosidan	(Principal Executive Officer)

/s/ Yoav Krill	Chairman of the Board of Directors	March 22, 2011
Yoav Krill

/s/ Ran Daniel	Chief Financial Officer	March 22, 2011
Ran Daniel	(Principal Financial and Accounting Officer)