Form 10-Q/A
period 2010-06-30
Suspect Detection Systems, Inc.
filed 2011-05-13
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE TO AMENDMENT NO. 2 ON FORM 10-Q/A

Suspect Detection Systems, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment No.2”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (“Commission”) on August 19, 2010, as amended by Amendment No.1 to Form 10-Q filed with the Commission on February 3, 2011 (the “Original Report”), to reflect the restatement of the Company’s financial statements for the period ended June 30, 2010 and 2009 and the financial statements for the fiscal year ended December 31, 2010. As more fully described in Note no. 4 (Restatement) to the consolidated financial statements, the adjustments principally relate to errors identified in the Company’s accounting pursuant to comments received from the Commission to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

The following items of the Original Report have been modified or revised in this Amendment No. 2 to reflect the restatement:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4T. Controls and Procedures

•	Part II, Item 6. Exhibits

This Amendment No. 2 does not modify or update disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Except for disclosures affected by the restatement, Amendment No. 2 speaks as of the original filing date of the Original Report on August 19, 2010 and does not modify or update disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring or items discovered after the filing date of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Report, including any amendments to those filings.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 2010, AND 2009
(Unaudited)

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

ASSETS	June 30,	December 31,
	2010	2009
	Unaudited	Audited
	Restated	Restated
Current Assets:
Cash and cash equivalents	$286,344	$701,931
Restricted cash	115,827	15,827
Inventory	39,797	55,281
Prepaid expenses and other receivables	132,737	65,343
Total current assets	574,705	838,382

Property and Equipment:
Computer and other equipment	41,101	30,034
Less - Accumulated depreciation	(20,592)	(17,534)
Property and equipment, net	20,509	12,500

Other Assets:
Severance pay fund	82,139	45,563
Long term prepaid expenses	12,891	10,578
Goodwill	1,333,214	1,333,214
Total other assets	1,428,244	1,389,355
Total Assets	$2,023,458	$2,240,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,
	2010	2009
	Unaudited	Audited
	Restated	Restated
Current Liabilities:
Accounts payable - Trade	$17,664	$9,175
Accrued liabilities	276,137	161,161
Advances from customers	117,460	919,400
Deferred revenues	216,453	55,631
Due to related parties	217,191	111,541
Total current liabilities	844,905	1,256,908

Long-term Debt:
Accrued severance pay	82,139	84,315
Total Liabilities	927,044	1,341,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share 250,000,000 shares authorized; 74,055,493 and 71,822,893 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	7,405	7,182
Additional paid-in capital	3,221,603	2,580,553
Common stock subscribed	-	25,000
Accumulated (deficit)	(2,305,379)	(1,779,820)
	923,629	832,895
Less - Noncontrolling interest	172,785	66,119
Total Stockholders' Equity	1,096,414	899,014

Total Liabilities and Stockholders' Equity	$2,023,458	$2,240,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

U.S. dollars

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Restated	Restated	Restated	Restated

Revenues, net	$717,403	$254,759	$1,337,602	$423,741

Cost of Goods Sold	31,409	14,729	69,748	52,186

Gross Profit	685,994	240,030	1,267,854	371,555

Expenses:
Research and development	177,671	32,683	209,861	72,430
Selling, general and administrative	733,421	408,049	1,458,546	912,140
Total operating expenses	911,022	440,732	1,668,407	984,570

(Loss) from Operations	(225,098)	(200,702)	(400,553)	(613,015)

Interest income (expense), net	(15,242)	1,407	(18,340)	7,041

Net (loss)	(240,340)	(199,295)	(418,893)	(605,974)

Net loss (income) Attributable to Noncontrolling Interest	(20,919)	(7,159)	(106,666)	84,062

Net (loss) attributable to Suspect Detection Systems Inc.	$(261,559)	$(206,454)	$(525,559)	$(521,912)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	66,309,668	60,781,113	66,039,668	56,659,441

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars

	Six months ended June 30,
	2010	2009
	Restated	Restated
Operating Activities:
Net (loss)	$(418,893)	$(605,974)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	23,000	25,500
Stock options issued to directors	136,351	-
Stock options issued to sales agents	163,054	-
Stock warrants issued to a consultant	49,888	-
Common stock issued for consulting services	149,000	135,000
Depreciation	3,058	2,859
Changes in Assets and Liabilities-
Inventory	15,484	41,260
Prepaid expenses and other receivables	(67,394)	103,314
Accounts payable -trade	8,489	(46,551)
Prepaid expenses, non-current	(2,313)	5,837
Accrued liabilities	114,976	(40,277)
Advances from customers	(801,940)	(277,762)
Deferred revenues	160,822	-
Due to related parties	105,650	13,466
Accrued severance pay	(38,752)	(6,975)
Net Cash (Used in) Operating Activities	(399,520)	(650,303)

Investing Activities:
Cash acquired in business combination (a)	-	702,147
Increase in restricted cash	(100,000)	-
Purchases of Property and Equipment	(11,067)	(1,850)
Net Cash Provided by (Used in) Investing Activities	(111,067)	700,297

Financing Activities:
Issuance of common stock for cash	95,000	55,000
Net Cash Provided by Financing Activities	95,000	55,000

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars

	Six months ended June 30,
	2010	2009
	Restated	Restated

Net Increase (Decrease) in Cash	(415,587)	104,994
Cash and Cash Equivalents - Beginning of Period	701,931	179,565
Cash and Cash Equivalents - End of Period	$286,344	$284,559

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

(a) Cash acquired in acquisition of 51% interest in SDS - Israel Ltd.:

Working capital deficiency, excluding cash and cash equivalents	$-	$541,442
Property and equipment, net	-	(16,019)
Accrued severance pay, net	-	6,975
Long term prepaid expenses	-	(28,360)
Intercompany balance	-	1,100,000
Acquisition costs		35,000
Goodwill	-	(1,333,214)
Noncontrolling Interest	-	396,323
	$-	$702,147

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Note 1: General

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
JUNE 30, 2010 (UNAUDITED)

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

Note 2: Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2010, consolidated statements of income for the three and six months ended June 30, 2010 and 2009 and consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2010, our consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and our consolidated cash flows for the six months ended June 30, 2010 and 2009.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in our Annual Report for our fiscal year ended December 31, 2010 on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2011.

Results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

Use of Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets, liabilities and equity as of June 30, 2010, and 2009, and consolidated revenues and expenses for the three and six months ended June 30, 2010, and 2009.  Actual results could differ from those estimates made by management.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 58 percent owned Israeli subsidiary, SDS-Israel.   Inter-company transactions and balances, have been eliminated in consolidation.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$286,344	$286,344	$-	$-
Restricted Cash	115,827	115,827	-	-
Total assets at fair value	$402,171	$402,171	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$701,931	$701,931	$-	$-
Restricted Cash	15,827	15,827	-	-
Total assets at fair value	$717,758	$717,758	$-	$-

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Impact of recently issued and adopted accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company's current accounting application for fair value measurements and disclosures.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 3: Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $525,559 for the six months ended June 30, 2010 and, as of June 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $2,305,379 (2009 - $1,779,820).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Note 4: Restatement

The financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 and as of December 31, 2009 and for the year then ended were restated pursuant to comments received from the Securities and Exchange Commission (the "Commission") to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

Effects on previously issued financial statements as of June 30, 2010 as follows:

Balance sheet:
Decrease in cash and cash equivalents	$100,000
Increase in restricted cash	100,000
Increase in prepaid expenses and other receivables	73,500
Decrease in prepaid expenses, non current	49,595
Increase in Goodwill	7,560
Increase in due to related parties	78,809
Increase in the additional paid-in capital	171,537
Decrease in accumulated deficit	703,916
Increase in noncontrolling interest	483,725
Statement of operations for the three months ended June 30, 2010:
Increase in general and administrative expenses	$140,978
Increase in interest expense, net	15,365
Increase in net loss attributable to Suspect Detection Systems Inc.	$156,343
Statement of operations for the six months ended June 30, 2010:
Increase in general and administrative expenses	$339,128
Increase in interest expense, net	18,463
Increase in net loss attributable to Suspect Detection Systems Inc.	$357,591

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Effects on previously issued December 31, 2009 financial statements as follows:

Balance sheet:
Increase in prepaid expenses and other receivables	$5,000
Increase in goodwill	7,560
Increase in due to related parties	12,000
Decrease in additional paid-in capital	136,840
Decrease in accumulated deficit	346,325
Increase in noncontrolling interest	$483,725

Effects on previously issued financial statements for the three and six months ended June 30, 2009 as follows:

Statement of operations for the three months ended June 30, 2009:
Increase in general and administrative expenses	$123,750
Increase in interest expense, net	15,320
Increase in net loss attributable to Suspect Detection Systems Inc.	$139,070
Statement of operations for the six months ended June 30, 2009:
Increase in general and administrative expenses	$135,000
Increase in net loss attributable to Suspect Detection Systems Inc.	$135,000

The accompanying financial statements for the year ended December 31, 2010 and 2009 and for the six months ended at June 30, 2009 have been restated to reflect the corrections in accordance with FASB ASC 250-10-50-7, “Accounting Change and Error Corrections Disclosure”. This restatement is due to corrections of errors in previously reported financial statements. The effect on the Company's previously issued financial statements is summarized as follows:

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Balance Sheet as of June 30, 2010

	Previously	Net Change		Restated
	reported
Current Assets:
Cash and cash equivalents	$386,344	$(100,000)	a	$286,344
Restricted cash	15,827	100,000	a	115,827
Inventory	39,797			39,797
Prepaid expenses and other receivables	59,237	73,500	b,c,d	132,737
Total current assets	501,205			574,705

Property and Equipment:
Computer and other equipment	41,101			41,101
Less - Accumulated depreciation	(20,592)			(20,592)
Property and equipment, net	20,509			20,509

Other Assets:
Severance pay fund	82,139			82,139
Prepaid expenses, non-current	63,796	(49,595)	e	12,891
Goodwill	1,333,214	7,560	f,g	1,333,214

Total other assets	1,471,589			1,428,244

Total Assets	$1,993,303			$2,023,458

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Balance Sheet as of June 30, 2010

	Previously	Net Change		Restated
	reported
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$17,664			$17,664
Accrued liabilities	276,137			276,137
Advances from customers	117,460			117,460
Deferred revenues	216,453			216,453
Due to related parties	138,382	78,809	h,I,j	217,191
Total current liabilities	766,096			844,905

Long-term Debt:
Accrued severance pay	82,139			82,139
Total liabilities	848,235			927,044

Commitments and Contingencies

Stockholders' Equity:
Common stock	7,405			7,405
Additional paid-in capital	3,050,066	171,537	g,I,k,l,p,q	3,221,603
Common stock subscribed	-			-
Accumulated (deficit)	(1,601,463)	(703,916)	b,c,d,e,g,h,i,j,l,p,q	(2,503,379)
Total stockholders’ equity	1,456,068			923,629

Less – Noncontrolling interest	(310,940)	483,725	f,g,k	172,785
Total stockholders' equity, Net	986,880			1,096,414
Total Liabilities and Stockholders' Equity	$2,432,853			$2,023,458

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Operations for the Six months ended June 30, 2010

	Previously	Net Change		Restated
	reported

Revenues, net	$1,337,602			$1,337,602

Cost of Goods Sold	69,748			69,748
Gross Profit	1,267,854			1,267,854

Expenses:
Research and development	209,861			209,861
Selling, general and administrative	1,119,418	339,128	b,c,d,e,h,i,l,p,q,r	1,458,546
Total operating expenses	1,329,279			1,668,407

(Loss) from Operations	(61,425)			(400,553)

Interest expense	123	(18,463)	r	(18,340)

Net (loss)	(61,302)			(418,893)

Net (loss) Attributable to Noncontrolling Interest	(106,666)			(106,666)

Net (loss) attributable to Suspect Detection Systems Inc.	$(167,968)			$(525,559)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)			$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	73,483,285	(7,443,617)	s	66,039,668

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

(a) Reclassification due to the indemnification agreement with the CEO of SDS- Israel to assure future credit availability of $100,000

(b) Correction of error of $49,500 originally included in selling, general and administrative for consultants fees which should have not been expensed.

(c) Correction of error of $5,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses and an error of $7,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which should have been recorded as prepaid expenses.

(d) Correction of error of $12,000 originally included in selling, general and administrative for officer’s compensation which should have not been expensed.

(e) Correction of error of $49,595 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(f) Correction of error in calculation of the fair value of goodwill and 49% noncontrolling interest in SDS-Israel to recognize their fair value of $ 392,000 under FASB ASC 805, as a result of the acquisition of 51% percent interest in the equity ownership of SDS – Israel.

(g) Correction of error in calculation of the goodwill, noncontrolling interest, additional paid in capital and net income as a result of the exchange of 3,199,891 shares of common stock of the Company for additional 7% interest in the equity ownership of SDS – Israel. Those accounts were restated to correct overstatement of the goodwill by $291,690, overstatement of additional paid in capital by $478,125, overstatement of the net income by $1,960, and understatement of the noncontrolling interest by $184,475.

(h) Correction of error of $31,035 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(i) Correction of error of $12,500 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $16,274 originally not included selling, general and administrative for the compensation of the chief executive officer

(j) Correction of error of $24,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009.

(k) Correction of the additional paid-in capital in the amount of $ (136,839) and the accumulated deficit in the amount of $ (346,325) due to the restatements of the financial statements to the fiscal year ended at December 31, 2009.

(l) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $90,434.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

(p) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $163,054. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(q) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $49,888. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(r) Reclassification of finance expenses in the amount of $18,463 from selling, general and administrative expenses.

(s) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Operations for the three months ended June 30, 2010

	Previously	Net Change		Restated
	reported
Revenues, net	$717,403			$717,403

Cost of Goods Sold	31,409			31,409
Gross Profit	685,994			685,994

Expenses:
Research and development	177,671			177,671
Selling, general and administrative	527,607	160,814	b,d,e,h,i,l,p,r	733,421
Total operating expenses	750,278			911,022

(Loss) from Operations	(64,284)			(225,098)

Interest expense	123	(15,365)	r	(15,242)

Net (loss)	(64,161)			(240,340)

Net (loss) Attributable to Noncontrolling Interest	(20,919)			(20,919)

Net (loss) attributable to Suspect Detection Systems Inc.	$(85,080)			$(261,259)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	73,977,031	(7,667,363)	s	66,309,668

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

(b) Correction of error of $24,750 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(d) Correction of error of $12,000 originally included in selling, general and administrative for officer’s compensation which should have not been expensed.

(e) Correction of error of $49,595 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(h) Correction of error of $12,850 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(i) Correction of error of $6,250 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $8,137 originally not included selling, general and administrative for the compensation of the chief executive officer

(l) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $ (14,766).

(p) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $81,527. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(r) Reclassification of finance expenses in the amount of $15,365 from selling, general and administrative expenses.

(s) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Cash Flows for the period ended June 30, 2010

	Previously	Net Change	Restated
	reported
Operating Activities:
Net (loss)	$(61,302)	$(357,591)	$(418,893)
Adjustments to reconcile net (loss) to net cash
Common stock issued for officers' compensation	18,000	-	18,000
Stock options issued to directors	45,916	90,.435	136,351
Stock options issued to agents	163,054	194,135	163,054
Stock warrants issued to a consultant	-	49,888	49,888
Common stock issued for consulting services	149,000	-	149,000
Depreciation	3,058	-	3,058
Changes in Assets and Liabilities-
Inventory	(15,484)	-	(15,484)
Prepaid expenses and other receivables	(52,112)	15,282	(67,394)
Accounts payable - Trade	8,489	-	8,489
Accrued liabilities	115,102	-	115,102
Advances from customers, net	(801,940)	-	(801,940)
Deferred revenues	160,822	-	160,822
Due to related parties	-	110,650	100,650
Accrued severance pay	(2,176)	(36,576)	(38,752)

Net Cash (Used in) Operating Activities	(401,785)	4,578	(397,207)

Investing Activities:
Increase in restricted cash	-	(100,000)	(100,000)
Prepaid expenses, non-current	-	(2,313)	(2,313)
Increase in severance pay fund	(36,576)	36,576	-
Purchases of Property and Equipment	(11,067)	-	(11,067)

Net Cash Provided by (Used in) Investing Activities	(47,643)	(65,737)	(113,380)

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Cash Flows for the Year Ended December 31, 2010

	Previously	Net Change	Restated
	reported
Financing Activities:
Issuance of common stock for cash	95,000	-	95,000
Due to related party	38,841	(38,841)	-
Net Cash Provided by Financing Activities	133,841	(38,841)	95,000

Net Increase (Decrease) in Cash	(315,587)	(100,000)	(415,587)
Cash and Cash Equivalents - Beginning of Period	717,758		701,931
Cash and Cash Equivalents - End of Period	$386,344	(15,827)	286,344
Cash and Cash Equivalents - End of Period:
Cash in bank	$701,931		$701,931
Restricted cash	15,827	(15,827)	-
Total	$717,758		$701,931
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Balance Sheet as of December 31, 2009

	Previously	Net Change		Restated
	reported
Current Assets:
Cash and cash equivalents	$701,931			$701,931
Restricted cash	15,827			15,827
Accounts receivables	-			-
Inventory	55,281			55,281
Prepaid expenses and other receivables	60,343	5,000	d	65,343
Total current assets	833,382			838,382

Property and Equipment:
Computer and other equipment	30,034			30,034
Less - Accumulated depreciation	(17,534)			(17,534)
Property and equipment, net	12,500			12,500

Other Assets:
Severance pay fund	45,563			45,563
Prepaid expenses, non-current	10,578			10,578
Goodwill	1,325,654	7,560	a,b	1,333,214

Total other assets	1,381,795			1,389,355

Total Assets	$2,227,677			$2,240,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$9,175			$9,175
Accrued liabilities	161,161			161,161
Advances from customers	919,400			919,400
Deferred revenues	55,631			55,631
Due to related parties	99,541	12,000	e	111,541
Total current liabilities	1,244,908			1,256,908

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Balance Sheet as of December 31, 2009

	Previously	Net Change		Restated
	reported
Long-term Debt:
Accrued severance pay	84,315			84,315
Total liabilities	1,329,223			1,341,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000
shares authorized; 76,554,893 and 71,822,893 shares issued
and outstanding in 2010 and 2009, respectively	7,182			7,182
Additional paid-in capital	2,717,373	(136,840)	b,c,d,f,g	2,580,533
Common stock subscribed	25,000			25,000
Accumulated (deficit)	(1,433,495)	(346,325)	b,c,d,e,f,g	(1,779,820)
Total stockholders' equity	1,316,060			832,895

Less - Noncontrolling interest	(417,606)	483,725	a,b	66,119
Total stockholders' equity, Net	898,454			899,014
Total Liabilities and Stockholders' Equity	$2,227,677			$2,240,237

(a) Correction of error in calculation of the fair value of goodwill and 49% noncontrolling interest in SDS-Israel to recognize their fair value of $ 392,000 under FASB ASC 805, as a result of the acquisition of 51% percent interest in the equity ownership of SDS – Israel.

(b) Correction of error in calculation of the goodwill, noncontrolling interest, additional paid in capital and net income as a result of the exchange of 3,199,891 shares of common stock of the Company for additional 7% interest in the equity ownership of SDS – Israel. Those accounts were restated to correct overstatement of the goodwill by $291,690, overstatement of additional paid in capital by $478,125, overstatement of the net income by $1,960, and understatement of the noncontrolling interest by $184,475.

(c) Correction of error involving of amortized fair value of 1,550,200 options that were granted to six agents of SDS-Israel in the amount of $131,973. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(d) Correction of error of $ 5,000 originally included in selling, general and administrative for insurance premium for colander year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

(e) Correction of error of $57,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009.

(f) Correction of error involving of amortized fair value of 300,000 shares that should been granted to two consultants of the Company under their consulting agreement.

(g) Correction of error involving of fair value of 900,000 warrants that were granted to a consultant of the Company in the amount of $141,437. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(h) Reclassification of certain expenses in the amount of $28,454 from cost of goods sold and $59,385 from selling, general and administrative expenses to research and developments costs.

(i) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Operations for the Six months ended June 30, 2009

	Previously	Net Change		Restated
	reported

Revenues, net	$423,741			$423,741

Cost of Goods Sold	52,186			52,186
Gross Profit	371,555			371,555

Expenses:
Research and development	72,430			72,430
Selling, general and administrative	777,140	135,000	a,b	912,140
Total operating expenses	849,570			984,570

(Loss) from Operations	(478,015)			(613,015)

Interest expense	(7,041)			(7,041)

Net (loss)	(470,974)			(605,974)

Net (loss) Attributable to Noncontrolling Interest	84,062			84,062

Net (loss) attributable to Suspect Detection Systems Inc.	$(386,912)			$(521,912)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)			$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	66,592,909	(9,933,468)	c	56,659,441

(a) Correction of error of $112,500 originally included in selling, general and administrative for consultants fees which should have been expensed in prior period.

(b) Correction of error of $22,500 involving of amortized fair value of 150,000 shares that should been granted to two consultants of the Company under their consulting agreement.

(c) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Operations for the three months ended June 30, 2009

	Previously	Net Change		Restated
	reported

Revenues, net	$717,403			$254,759

Cost of Goods Sold	31,409			14.729
Gross Profit	685,994			240.030

Expenses:
Research and development	177,671			32.683
Selling, general and administrative	299,926	108,123	a,b,c	408,049
Total operating expenses	332,609			440,732

(Loss) from Operations	(92,579)			(200,702)

Interest expense	1,407	(15,365)	c	1407

Net (loss)	(91,127)			(199,295)

Net (loss) Attributable to Noncontrolling Interest	(20,919)			(7,159)

Net (loss) attributable to Suspect Detection Systems Inc.	$(98,331)			$(206,454)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	66,002,708	(5,221,595)	d	60,781,113

(a) Correction of error of $112,500 originally included in selling, general and administrative for consultants fees which should have been expensed in prior period.

(b) Correction of error of $11,250 involving of amortized fair value of 75,000 shares that should been granted to two consultants of the Company under their consulting agreement.

(c) Correction of error of $15,627 originally not included in selling, general and administrative for which should have been expensed in previous period.

(d) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Cash Flows for the period ended June 30, 2009

	Previously	Net Change	Restated
	reported
Operating Activities:
Net (loss)	$(228,795)	$(461,292)	$(605,974)
Adjustments to reconcile net (loss) to net cash
Common stock issued for officers' compensation	25,500	-	25,500
Common stock issued for consulting services	-	135,000	135,000
Depreciation	2,859	-	2,859
Changes in Assets and Liabilities-
Inventory	41,260	-	41,260
Prepaid expenses and other receivables	109,151	(5,837)	103,314
Accounts payable - Trade	(18,551)	(28,000)	(46,551)
Accrued liabilities	(349,218)	308,941	(40,277)
Advances from customers, net	-	(277,762)	(277,762)
Due to related parties	-	13,466	13,466
Accrued severance pay	-	(6,975)	(6,975)

Net Cash (Used in) Operating Activities	(659,973)	3,833	(656,140)

Investing Activities:
Cash acquired in business combination (b)	-	702,147	702,147
Prepaid expenses, non-current	-	5,837	5,837
Increase in severance pay fund	40,827	(40,827)	-
Purchases of Property and Equipment	(1,850)	-	(1,850)

Net Cash Provided by (Used in) Investing Activities	38,977	667,157	706,134

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Statement of Cash Flows for the Year Ended December 31, 2009

	Previously	Net Change	Restated
	reported
Financing Activities:
Issuance of common stock for cash	55,000	-	55,000
Due to related party	(3,155)	(3,155)	-
Net Cash Provided by Financing Activities	51,845	(3,155)	95,000

Net Increase (Decrease) in Cash	(565,151)	-	104,994
Cash and Cash Equivalents - Beginning of Period	869,537		179,565
Cash and Cash Equivalents - End of Period	$300,386		$284,559
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

Note 5           Common Stock

On January 6, 2010, the Company issued 152,600 shares of common stock to a related company and a shareholder for services rendered valued at $23,000

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

During March 2010 the Company sold 333,333 Units, consisting of 333,333 shares of common stock, 333,333 Class A Warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and Class B Warrants with the exercise price at $0.375 per share, which will expire two years from the date of subscription for a cash payment of $50,000 or $0.15 per share. The Units were issued in private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The proceeds from the sale of the Units were used for working capital purposes.

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services provided.  These services were valued at $50,000.

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer for services provided and is committed to issue shares of common stock at par $0.0001, valued at $5,000, to an officer and director for services provided.

Note 6           Stock warrants

A summary of the warrants granted is as follows:

	For the six months ended
	June 30, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	16,669,667	$0.317
Granted	2,050,000	0.277
Exercised	-	-
Forfeited	366,667	0.25
Outstanding and exercisable at the end of the period	18,383,000	0.314

	For the six months ended
	June 30, 2009
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	9,522,999	$0.375
Granted	1,183,334	0.251
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	10,706,333	$0.361

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Note 7           Stock options

On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “stock option plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of June 30, 2010 2,000,000 stock options were granted under the Stock Option Plan.

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

	For the six months ended
	June 30, 2010
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	1,550,000	$0.15
Granted	2,000,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	3,550,000	$0.15

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

	For the six months ended
	June 30, 2009
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	-	-
Granted	750,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	750,000	0.15

Note 8 Appointments of Directors and Officers

On January 13, 2010, the board of directors of the Company, appointed Mr. Yoav Krill as Chairman of the Board, to serve until the next annual meeting of the Company and until his successor is duly appointed and qualified.  In connection with Mr. Krill’s appointment, the Company entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board.  In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000. Mr. Krill was also granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.  The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice. The failure of the Company to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement. Stock based compensation expenses for the three and six months ended June 30, 2010 were $104,167 and $ 458,333 respectively.

On January 13, 2010, the board of directors of the Company appointed Mr. Gil Boosidan as Chief Executive Officer of the Company and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”). In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan shall receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Company, whereas the number of the shares will be determined by the market value of the shares of the date of issuance. The Company has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach. Stock based compensation expenses for the three and six months ended June 30, 2010 were $2,500 and $ 5,000 respectively.

On January 13, 2010, the board of directors of the Company appointed Dr. Kevin Schatzle to the Board of Advisors. The advisory agreement calls for 500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 20,833 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting. Stock based compensation expenses for the three and six months ended June 30, 2010 were $20,833 and $ 291,667 respectively.

On January 12, 2010, Asher Zwebner, the Chief Executive Officer and Chief Financial Officer of the Registrant, resigned as the Chief Executive Officer. Mr. Zwebner remained as Chief Financial Officer and a director of the Company until December 6, 2010 when he resigned from his position as the Chief Financial Officer and as a member of the Board of the Registrant.

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

Note 9   Major Customers

The Company’s revenues from 2 customers accounted for $1,306,405 or 97% of total revenues for the six months ended June 30, 2010 and 2 customers accounted for $408,983 or 97% of total revenues in the six months ended June 30, 2009.

	Six months ended June 30, 2010
	Revenues	% of total revenues
Customer A	$1,006,411	75%
Customer B	299,994	22
Other customers	31,197	3
Total Revenues	$1,337,602	100%

	Six months ended June 30, 2009
	Revenues	% of total revenues
Customer A	$375,993	89%
Customer C	32,990	8
Other customers	14,758	3
Total Revenues	$423,741	100%

Note 10  Subsequent events

None

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Amended Form 10-Q, references to “Suspect,” the “Company,” “we,” “our” or “us” refer to Suspect Detection Systems, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Amendment No.2.  This Amendment No.2 contains forward-looking statements which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2011.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In accordance with the terms of the Investment Agreement, the Company entered into an Exchange Agreement, dated July 9, 2009, with NG-The Northern Group LP ("NG"), pursuant to which NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Company’s common stock, and the issuance of warrants to purchase additional 0shares of common stock of the Company, on the terms and provisions provided for in the Exchange Agreement. In accordance with the terms of the Exchange Agreement, on July 9, 2009, NG exchanged all the SDS ordinary shares for 3,199,891 shares of the Company’s common stock.  The Company also issued Two Million Two Hundred Fifty Thousand (2,250,000) stock purchase warrants to NG, which grants NG the right to purchase one (1) share of the Company’s common stock, commencing on July 9, 2009 and terminating on July 8, 2011, at an exercise price of $0.15 per Warrant Share.  The securities were offered and exchanged in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended. Under the Exchange Agreement, NG agreed not to sell any shares of our common stock prior to the one (1) year anniversary of the Lock-Up Agreement.

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

Intellectual Property

The Intellectual Property was developed, invented, discovered, derived, programmed and/or designed with the assistance of various Persons, including former employees and consultants, none of which entered into an agreement that any rights that they have or may have in the Intellectual Property are assigned to the Company or that they waive any such rights and such Persons were not given consideration for their efforts.

The Company has agreed in principal and orally with an employee of the Company, that certain intellectual property developed by him prior to the time he was employed by the Company is owned by him. Such intellectual property has been integrated into the Products, whilst no formal license arrangement between the Company and the employee has been entered into.

A provisional patent application was filed on behalf of the Company with the US Patent and Trademark Office and the details of which were provided to the Purchaser. The Company has not decided whether or not it will renew said application or whether it will proceed to attempt to register any patent. There can be no assurance that the provisional application will be accepted.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 22, 2011, as amended.  Results for interim periods may not be indicative of results for the full year.

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

Total operating expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $911,022 and $440,732 respectively.  The increase in operating expenses results from an increase in stock-based compensation and an increase in general and administrative expenses due to the increase in the Company’s marketing activities.

Net loss

During the three (3) months ended June 30, 2010 and 2009, the net loss was $240,340 and $199,295 respectively.

 Results of Operations For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

The Company generated $1,337,602 and $423,741 in revenues for the six (6) months ended June 30, 2010 and 2009.  The increase in revenues is a result of increased marketing activities in 2009 and 2010.

The Company’s revenues from 2 customers accounted for $1,306,405 or 97 % of total revenues for the six months ended June 30, 2010 and 2 customers accounted for $408,983 or 97% of total revenues in the six months ended June 30, 2009.

	Six months ended June 30, 2010
	Revenues	% of total revenues
Customer A	$1,006,411	75%
Customer B	299,994	22
Other customers	31,197	3
Total Revenues	$1,337,602	100%

	Six months ended June 30, 2009
	Revenues	% of total revenues
Customer A	$375,993	89%
Customer C	32,990	8
Other customers	14,758	3
Total Revenues	$423,741	100%

Total Operating Expenses

During the six (6) months ended June 30, 2010 and 2009, total operating expenses were $1,668,407 and $984,570, respectively.  The increase in operating expenses results from an increase in general and administrative expenses due to the increase in the Company’s marketing activities.

Net loss

During the six (6) months ended June 30, 2010 and 2009, the net loss was $418,893 and $605,974 respectively.

Liquidity and Capital Resources

The Company had cash in the amount of $286,344 as of June 30, 2010 and $701,931 as of December 31, 2010.  Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $418,893 for the six months ended June 30, 2010 and, as of June 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $2,503,379 (2009 - $1,779,820).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

Recent Accounting Pronouncements

 In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company's current accounting application for fair value measurements and disclosures.

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

Item 4(T). Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. As discussed elsewhere in this Amendment No.2, we have restated our previously-issued consolidated financial statements as of June 30, 2010 and December 31, 2009. See Note 4 - Restated Financial Statements contained in the notes to consolidated financial statements in Item 1 for more detailed information regarding the restatement.

In connection with this restatement and as a result of the determination to correct the Company’s consolidated financial statements and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Principal Executive Officer and Principal Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting. As a result of their assessment, the Company’s Principal Executive Officer and Principal Financial Officer identified a material weakness in the Company’s internal control over financial reporting, in connection with accounting for business combinations and stock based compensations. The Company’s management intends to take all necessary steps to address this material weakness. Management approved a resolution to enhance verification of accounting treatment for business combinations and stock based compensations in the future, by retaining expert consultants to review its accounting treatments, and to carefully validate that such treatments are in full alignment with U.S. GAAP. The Company believes that these remediation actions will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above.

Changes in Internal Controls

During the year ended December 31, 2010, the board of directors of the "Company" determined, based upon comments received from the Securities and Exchange Commission to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2010, discovered certain errors in the calculation of the goodwill, non-controlling interest and net loss attributable to non-controlling interest accounts in the Company's financial statements.

As a result, management considered the effect of the above-noted errors on the effectiveness of the Company's disclosure controls and procedures. Appropriate changes have been and will continue to be made to prevent the occurrence of such errors in the future. Such changes include the appointment of Ran Daniel as the Company's principal financial officer The Company implemented additional procedures and policies in order to improve the effectiveness, accuracy and reliability of the accounting data to allow for the preparation of the Company’s financial statements in accordance with Generally Accepted Accounting Principles. These additional procedures and policies include, periodically review of accounting policies and procedure and with Company’s auditor and periodically review of the Company’s PFO for management. In addition, management will work from time to time with external advisors to ensure that the Company chooses the appropriate accounting policies and their appropriate implementation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2010, the Company issued 152,600 shares of common stock to a related company for services rendered valued at $23,000. The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended.

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

During March 2010 the Company sold 333,333 Units, consisting of 333,333 shares of common stock, 333,333 Class A Warrant with the exercise price at $0.25 per share, which expired one year from the date of subscription, and Class B Warrants with the exercise price at $0.375 per share, which will expire two years from the date of subscription for a cash payment of $50,000 or $0.15 per share. The Units were issued in private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The proceeds from the sale of the Units were used for working capital purposes.

On April 10, 2010, the Company issued 500,000 shares of common stock to a consultant for services provided.  These services were valued at $50,000. The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended.

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer for services provided and is committed to issue shares of common stock at par $0.0001, valued at $5,000, to an officer and director for services provided.

The shares were issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended. The securities were issued in private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The proceeds from the sale of the securities were used for working capital purposes.

Use of Proceeds

The proceeds from the sale of the Company’s securities were be used for working capital purposes.

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Removed and Reserved.

Item 5. Other Information.

Not applicable

Item 6.           Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Principal Executive Officer (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Principal Financial and Accounting Officer (attached hereto)

32.1	Section 1350 Certification of Principal Executive Officer (attached hereto)

32.1	Section 1350 Certification of Principal Financial and Accounting Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC.
Dated: May 13, 2011
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 13, 2011	By:	/s/ Ran Daniel
Name: Ran Daniel
Title: Chief Financial and Accounting Officer