Form 10-Q/A
period 2010-09-30
Suspect Detection Systems, Inc.
filed 2011-05-13
CIK 1391674

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

Suspect Detection Systems, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment No.2”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (“Commission”) on November 15, 2010, as amended by Amendment No.1 to Form 10-Q filed with the Commission on February 3, 2011 (the “Original Report”), to reflect the restatement of the Company’s financial statements for the period ended September 30, 2010 and 2009 and the financial statements for the fiscal year ended December 31, 2010. As more fully described in Note no. 4 (Restatement) to the consolidated financial statements, the adjustments principally relate to errors identified in the Company’s accounting pursuant to comments received from the Commission to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

The following items of the Original Report have been modified or revised in this Amendment No. 2 to reflect the restatement:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4T. Controls and Procedures

•	Part II, Item 6. Exhibits

This Amendment No. 2 does not modify or update disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Except for disclosures affected by the restatement, Amendment No. 2 speaks as of the original filing date of the Original Report on November 15, 2010 and does not modify or update disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring or items discovered after the filing date of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Report, including any amendments to those filings.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 2010, AND 2009
(Unaudited)

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

ASSETS	September 30,	December 31,
	2010	2009
	Unaudited	Audited
	Restated	Restated
Current Assets:
Cash and cash equivalents	$537,110	$701,931
Restricted cash	115,827	15,827
Accounts receivable	22,364	-
Inventory	100,588	55,281
Prepaid expenses and other receivables	204,960	65,343
Total current assets	980,849	838,382

Property and Equipment:
Computer and other equipment	59,046	30,034
Less - Accumulated depreciation	(23,592)	(17,534)
Property and equipment, net	35,454	12,500

Other Assets:
Severance pay fund	83,139	45,563
Long term deposit	13,102	10,578
Goodwill	1,333,214	1,333,214
Total other assets	1,429,455	1,389,355
Total Assets	$2,445,758	$2,240,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,
	2010	2009
	Unaudited	Audited
	Restated	Restated
Current Liabilities:
Accounts payable - Trade	$91,578	$9,175
Accrued liabilities	231,803	161,161
Advances from customers	706,870	919,400
Deferred revenues	169,742	55,631
Due to related parties	281,080	111,541
Total current liabilities	1,481,073	1,256,908

Long-term Debt:
Accrued severance pay	82,139	84,315
Total liabilities	1,570,712	1,341,223

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share 250,000,000 shares authorized; 74,055,493 and 71,822,893 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	7,405	7,182
Additional paid-in capital	3,278,929	2,580,553
Common stock subscribed	-	25,000
Accumulated (deficit)	(2,531,602)	(1,779,820)
	754,732	832,895
Less - Noncontrolling interest	127,814	66,119
Total Stockholders' Equity	882,546	899,014

Total Liabilities and Stockholders' Equity	$2,445,758	$2,240,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

U.S. dollars

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	Restated	Restated	Restated	Restated

Revenues, net	$259,080	$401,512	$1,596,682	$825,253

Cost of Goods Sold	72,384	34,264	142,132	86,450

Gross Profit	186,696	367,248	1,454,550	738,803

Expenses:
Research and development	107,666	48,293	317,532	120,723
Selling, general and administrative	349,348	628,598	1,807,889	1,540,738
Total operating expenses	457,014	676,891	2,125,421	1,661,461

(Loss) from Operations	(270,318)	(309,643)	(670,871)	(922,658)

Interest (expense), net	(876)	(16,158)	(19,216)	(9,117)

Net (loss)	(271,194)	(325,801)	(690,087)	(931,775)

Net loss (income) Attributable to Noncontrolling Interest	44,971	38,378	(61,695)	122,440

Net (loss) attributable to Suspect Detection Systems Inc.	$(226,223)	$(287,423)	$(751,782)	$(809,335)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	68,895,810	63,534,225	66,978,382	61,081,038

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars

	Nine months ended September 30,
	2010	2009
	Restated	Restated
Operating Activities:
Net (loss)	$(690,087)	$(931,776)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	25,500	25,500
Stock options issued to directors	160,095	-
Stock options issued to agents	194,135	50,446
Stock warrants issued to a consultant	49,888	63,407
Common stock issued for consulting services	149,000	146,250
Depreciation	6,058	2,223
Changes in Assets and Liabilities-
Inventory	(45,307)	23,822
Prepaid expenses and other receivables	(139,617)	112,144
Accounts payable - Trade	82,403	13,420
Accrued liabilities	70,643	111,229
Advances from customers	(234,894)	(130,973)
Deferred revenues	114,111	-
Due to related parties	169,539	104,318
Accrued severance pay	(38,752)	(6,975)
Net Cash (Used in) Operating Activities	(127,285)	(416,965)

Investing Activities:
Cash acquired in business combination (b)	-	702,147
Increase in restricted cash	(100,000)	-
Long term deposit	(2,524)	15,341
Increase in severance pay fund	(1,000)	-
Purchases of Property and Equipment	(29,012)	(4,063)
Net Cash Provided by (Used in) Investing Activities	(132,536)	713,425

Financing Activities:
Issuance of common stock for cash	95,000	257,000
Net Cash Provided by Financing Activities	95,000	257,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars

	Nine months ended September 30,
	2010	2009
	Restated	Restated

Net Increase (Decrease) in Cash	(164,821)	553,460
Cash and Cash Equivalents - Beginning of Period	701,931	179,565
Cash and Cash Equivalents - End of Period	$537,110	$733,025

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

(a) Non cash transactions:

Common stock issued for purchase of additional 7% interest in SDS - Israel Ltd.	$-	$1,859

(b) Cash acquired in acquisition of 51% interest in SDS - Israel Ltd.:

Working capital deficiency, excluding cash and cash equivalents	$-	$541,442
Property and equipment, net	-	(16,019)
Accrued severance pay, net	-	6,975
Long term prepaid expenses	-	(28,360)
Deferred acquisition costs	-	1,135,000
Goodwill	-	(1,333,214)
Noncontrolling Interest	-	396,323
	$-	$702,147

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Note 1: General

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
SEPTEMBER 30, 2010 (UNAUDITED)

Note 2: Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2010, consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2010, our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and our consolidated cash flows for the nine months ended September 30, 2010 and 2009.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009 included in our Annual Report for our fiscal year ended December 31, 2010 on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2011.

Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

Use of Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets, liabilities and equity as of December 31, 2010, and 2009, and consolidated revenues and expenses for the years ended December 31, 2010, and 2009.  Actual results could differ from those estimates made by management.

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
SEPTEMBER 30, 2010 (UNAUDITED)

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$537,110	$537,110	$-	$-
Restricted Cash	115,827	115,827	-	-
Total assets at fair value	$652,937	$652,937	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$701,931	$701,931	$-	$-
Restricted Cash	15,827	15,827	-	-
Total assets at fair value	$717,758	$717,758	$-	$-

Impact of recently issued and adopted accounting pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. This update is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of these requirements did not have an impact on the Company's consolidated financial position or results of operations.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

Note 3: Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $751,782 for the nine months ended September 30, 2010 and as of September 30, 2010 the Company had an accumulated deficit of approximately $2,531,602.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4: Restatement

The financial statements for the period ended September 30, 2010 and 2009 and for the year ended December 31, 2009 were restated pursuant to comments received from the Securities and Exchange Commission (the "Commission") to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Effects on previously issued financial statements for the period ended September 30, 2010 as follows:

Effects on previously issued financial statements as of September 30, 2010 as follows:

Balance sheet:
Decrease in cash and cash equivalents	$100,000
Increase in restricted cash	100,000
Increase in accounts receivables	22,364
Increase in prepaid expenses and other receivables	8,386
Decrease in prepaid expenses, non current	26,405
Increase in Goodwill	7,560
Increase in account payables	1,700
Decrease in accrued liabilities	10,428
Increase in due to related parties	125,967
Increase in the additional paid-in capital	219,558
Decrease in accumulated deficit	815,158
Increase in noncontrolling interest	483,725
Statement of operations for the three months ended September 30, 2010:
Decrease in Research and development	$(1,026)
Increase in general and administrative expenses	123,190
Increase in interest expenses	18,340
Increase in net loss attributable to Suspect Detection Systems Inc.	$140,504
Statement of operations for the nine months ended September 30, 2010:
Decrease in Research and development	$(1,021)
Increase in general and administrative expenses	462,287
Increase in net loss attributable to Suspect Detection Systems Inc.	$461,292

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Effects on previously issued December 31, 2009 financial statements as follows:

Balance sheet:
Increase in prepaid expenses and other receivables	$5,000
Increase in goodwill	7,560
Increase in due to related parties	12,000
Decrease in additional paid-in capital	136,840
Decrease in accumulated deficit	346,325
Increase in noncontrolling interest	483,725

Effects on previously issued financial statements for the three and nine months ended September 30, 2009 as follows:

Statement of operations for the three months ended September 30, 2009:
Increase in general and administrative expenses	$18,603
Increase in Net loss attributable to Noncontrolling Interest	(26,501)
Decrease in net loss attributable to Suspect Detection Systems Inc.	$(7,898)
Statement of operations for the nine months ended September 30, 2009:
Increase in general and administrative expenses	$153,603
Increase in Net loss attributable to Noncontrolling Interest	(26,499)
Increase in net loss attributable to Suspect Detection Systems Inc.	$127,104

The accompanying financial statements for the year ended December 31, 2010 and 2009 and for the nine months ended at September 30, 2009 have been restated to reflect the corrections in accordance with FASB ASC 250-10-50-7, “Accounting Change and Error Corrections Disclosure”. This restatement is due to corrections of errors in previously reported financial statements. The effect on the Company's previously issued financial statements is summarized as follows:

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Balance Sheet as of September 30, 2010

	Previously	Net Change		Restated
	reported
Current Assets:
Cash and cash equivalents	$637,110	$(100,000)	a	$537,110
Restricted cash	15,827	100,000	a	115,827
Accounts receivables	-	22,364	b	22,364
Inventory	100,588			100,588
Prepaid expenses and other receivables	196,574	8,386	b,c,d	204,960
Total current assets	950,099			980,849

Property and Equipment:
Computer and other equipment	59,046			59,046
Less - Accumulated depreciation	(23,592)			(23,592)
Property and equipment, net	35,454			35,454

Other Assets:
Severance pay fund	82,139	1,000	e	83,139
Prepaid expenses, non-current	39,507	(26,405)	f	13,102
Goodwill	1,325,654	7,560	g,h	1,333,214

Total other assets	1,447,300			1,429,455

Total Assets	$2,432,853			$2,445,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$89,878	$1,700	I,	$91,578
Accrued liabilities	242,231	(10,428)	i,j,k	231,803
Advances from customers	706,870			706,870
Deferred revenues	169,742			169,742
Due to related parties	115,113	125,967	j,l, m,	281,080
Total current liabilities	1,363,834			1,481,073

Balance Sheet as of September 30, 2010

	Previously	Net Change		Restated
	reported
Long-term Debt:
Accrued severance pay	82,139			82,139
Total liabilities	1,445,973			1,481,073

Commitments and Contingencies

Stockholders' Equity:
Common stock	7,405			7,405
Additional paid-in capital	3,059,371	219,558	l,m, o,p,q,	3,278,929
Common stock subscribed	-			-
Accumulated (deficit)	(1,723,985)	(815,158)	c,e,f,g,h,k,l,m, o,p,q,	(2,531,602)
Total stockholders’ equity	1,342,791			754,732
	(355,911)			127,814
Less – Noncontrolling interest	986,880	483,725	g,h	882,546
Total stockholders' equity, Net
Total Liabilities and Stockholders' Equity	$2,432,853			$2,445,558

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Operations for the nine months ended September 30, 2010

	Previously	Net Change		Restated
	reported

Revenues, net	$1,596,682			$1,596,682

Cost of Goods Sold	142,132			142,132
Gross Profit	1,454,550			1,454,550

Expenses:
Research and development	318,553	(1,021)	r	317,532
Selling, general and administrative	1,345,576	462,313	c,e,f,k,l, m,o,p,q,r	1,807,889
Total operating expenses	1,664,129			2,125,421

(Loss) from Operations	(209,579)			(670,871)

Interest expense	(19,216)			(19,216)

Net (loss)	(228,795)			(690,087)

Net (loss) Attributable to Noncontrolling Interest	(61,695)			(61,695)

Net (loss) attributable to Suspect Detection Systems Inc.	$(290,490)			$(751,782)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)			$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	73,676,117	(6,697,735)	s	66,978,382

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

(a) Reclassification due to the indemnification agreement with the CEO of SDS- Israel to assure future credit availability of $100,000

(b) Reclassification of accounts receivable in the amount of $22,364 from prepaid and other receivables.

(c) Correction of error of $24,750 originally included in selling, general and administrative for consultants fees which should have not been expensed.

(d) Correction of error of $ 5,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses and an error of $ 1,000 originally included in selling, general and administrative for insurance premium for colander year 2010, which should have been recorded as prepaid expenses.

(e) Correction of error in calculation of the severance pay fund in the amount of $1,000.

(f) Correction of error of $26,405 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(g) Correction of error in calculation of the fair value of goodwill and 49% noncontrolling interest in SDS-Israel to recognize their fair value of $ 392,000 under FASB ASC 805, as a result of the acquisition of 51% percent interest in the equity ownership of SDS – Israel.

(h) Correction of error in calculation of the goodwill, noncontrolling interest, additional paid in capital and net income as a result of the exchange of 3,199,891 shares of common stock of the Company for additional 7% interest in the equity ownership of SDS – Israel. Those accounts were restated to correct overstatement of the goodwill by $291,690, overstatement of additional paid in capital by $478,125, overstatement of the net income by $1,960, and understatement of the noncontrolling interest by $184,475.

(i) Reclassification of accounts payables in the amount of $1,700 from other accounts payables.

(j) Reclassification of loan from shareholder in the amount of $288 from other accounts payables to due to related parties.

(k) Reclassification of $8,644 from other accounts payables to due to related parties and correction of error of $39,374 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(l) Correction of error of $18,750 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $24,411 originally not included selling, general and administrative for the compensation of the chief executive officer

(m) Correction of error of $24,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009 and $18,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2010.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

(n) Correction of the additional paid-in capital in the amount of $ (136,839) and the accumulated deficit in the amount of $ (346,325) due to the restatements of the financial statements to the fiscal year ended at December 31, 2009.

(o) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $104,874.

(p) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $194,131. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(q) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $49,888. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(r) Reclassification of certain expenses in the amount of $1,021 from research and developments costs to selling, general and administrative expenses.

(s) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Operations for the three months ended September 30, 2010

	Previously	Net Change		Restated
	reported

Revenues, net	$259,080			$259,080

Cost of Goods Sold	72,384			72,384
Gross Profit	186,696			186,696

Expenses:
Research and development	108,692	(1,026)	r	107,666
Selling, general and administrative	226,158	123,190	c,e,f,k,l, m,o,p,r	349,348
Total operating expenses	334,850			457,014

(Loss) from Operations	(148,154)			(270,318)

Interest expense	(19,216)	(18,340)		(876)

Net (loss)	(167,370)			(271,194)

Net (loss) Attributable to Noncontrolling Interest	(44,971)			(44,971)

Net (loss) attributable to Suspect Detection Systems Inc.
	$(122,399)			$(226,223)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted
	$(0.01)			$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	74,055,493	(5,159,683)	s	68,895,810

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

(c) Correction of error of $24,750 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(d) Correction of error of $ 6,000 originally not included in selling, general and administrative for insurance premium, which should have been expensed.

(k) Correction of error of $8,466 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(l) Correction of error of $6,250 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $8,137 originally not included selling, general and administrative for the compensation of the chief executive officer

(m) Correction of error of $18,000 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(o) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $20,845

(p) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $31,081. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(r) Reclassification of certain expenses in the amount of $1,026 from research and developments costs to selling, general and administrative expenses.

(s) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Cash Flows for the period ended September 30, 2010

	Previously	Net Change	Restated
	reported
Operating Activities:
Net (loss)	$(228,795)	$(461,292)	$(690,087)
Adjustments to reconcile net (loss) to net cash
Common stock issued for officers' compensation	18,000	7,500	25,500
Stock options issued to directors	55,221	104,874	160,095
Stock options issued to agents	-	194,135	194,135
Stock warrants issued to a consultant	-	49,888	49,888
Common stock issued for consulting services	149,000	-	149,000
Depreciation	6,058	-	6,058
Changes in Assets and Liabilities-
Inventory	(45,307)	-	(45,307)
Prepaid expenses and other receivables	(165,160)	25,543	(139,617)
Accounts payable - Trade	80,703	1,700	82,403
Accrued liabilities	81,070	(10,427)	70,643
Advances from customers, net	(212,530)	(22,364)	(234,894)
Deferred revenues	114,111	-	114,111
Due to related parties	-	169,539	169,539
Accrued severance pay	(2,176)	36,576	(38,752)

Net Cash (Used in) Operating Activities	(149,805)	22,520	(127,285)

Investing Activities:
Cash acquired in business combination (b)	-	-	-
Increase in restricted cash	-	(100,000)	(100,000)
Prepaid expenses, non-current	-	(2,524)	(2,524)
Increase in severance pay fund	(36,576)	35,576	(1,000)
Purchases of Property and Equipment	(29,012)	-	(29,012)

Net Cash Provided by (Used in) Investing Activities	(65,588)	(66,948)	(132,536)

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Cash Flows for the Year Ended December 31, 2009

	Previously	Net Change	Restated
	reported
Financing Activities:
Issuance of common stock for cash	95,000	-	95,000
Due to related party	55,572	(55,572)	-
Net Cash Provided by Financing Activities	150,572	(55,572)	95,000

Net Increase (Decrease) in Cash	(64,821)	-	(164,821)
Cash and Cash Equivalents - Beginning of Period	717,758		701,931
Cash and Cash Equivalents - End of Period	$652,937	(15,827)	$537,110
Cash and Cash Equivalents - End of Period:
Cash in bank	$701,931		$701,931
Restricted cash	15,827	(15,827)	-
Total	$717,758		$701,931
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Balance Sheet as of December 31, 2009

	Previously	Net Change		Restated
	reported
Long-term Debt:
Accrued severance pay	84,315			84,315
Total liabilities	1,329,223			1,341,223

Commitments and Contingencies

Stockholders' Equity:
Common stock	7,182			7,182
Additional paid-in capital	2,717,373	(136,840)	b,c,d,f,g	2,580,533
Common stock subscribed	25,000			25,000
Accumulated (deficit)	(1,433,495)	(346,325)	b,c,d,e,f,g	(1,779,820)
Total stockholders' equity	1,316,060			832,895

Less - Noncontrolling interest	(417,606)	483,725	a,b	66,119
Total stockholders' equity, Net	898,454			899,014
Total Liabilities and Stockholders' Equity	$2,227,677			$2,240,237

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
SEPTEMBER 30, 2010 (UNAUDITED)

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

(i) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Operations for the nine months ended September 30, 2009

	Previously	Net Change		Restated
	reported

Revenues, net	$825,253			$825,253

Cost of Goods Sold	86,450			86,450
Gross Profit
	738,803			738,803
Expenses:
Research and development	120,723			120,723
Selling, general and administrative	1,387,136	150,603	b,c,d,e	1,540,738
Total operating expenses	1,507,859			1,661,461

(Loss) from Operations	(769,056)			(922,658)

Interest expense	(9,117)			(9,117)

Net (loss)	(778,173)			(931,775)

Net (loss) Attributable to Noncontrolling Interest	(95,941)	(26,499)	a	(122,440)

Net (loss) attributable to Suspect Detection Systems Inc.	$(682,232)			$(809,335)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)			$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	67,465,952	(6,375,914)	f	61,081,038

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

(a) Correction of error in calculation of the net loss attributable to Noncontrolling Interest

(b) Correction of error of $50,446 involving of amortized fair value of 750,200 options that were granted to nine agents of SDS-Israel in the amount of $50,446. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(c) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $63,407. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(d) Correction of error of $6,000 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(e) Correction of error of $33,750 involving of amortized fair value of 225,000 shares that should been granted to two consultants of the Company under their consulting agreement.

(f) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Operations for the three months ended September 30, 2009

	Previously	Net Change		Restated
	reported

Revenues, net	$401,512			$401,512

Cost of Goods Sold	34,264			34,264
Gross Profit
	367,248			367,248
Expenses:
Research and development	48,293			48,293
Selling, general and administrative	609,996	18,603	b,c,d,e,g	628,598
Total operating expenses	658,289			676,891

(Loss) from Operations	(291,041)			(309,643)

Interest expense	(16,158)			(16,158)

Net (loss)	(307,199)			(325,801)

Net (loss) Attributable to Noncontrolling Interest	(11,879)	26,499	a	(38,378)

Net (loss) attributable to Suspect Detection Systems Inc.	$(295,320)			$(287,423)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	66,002,708	(2,468,483)	f	63,534,225

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

(a) Correction of error in calculation of the net loss attributable to Noncontrolling Interest

(b) Correction of error of $50,446 involving of amortized fair value of 750,200 options that were granted to nine agents of SDS-Israel in the amount of $50,446. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(c) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $63,407. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(d) Correction of error of $6,000 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(e) Correction of error of $11,250 involving of amortized fair value of 75,000 shares that should been granted to two consultants of the Company under their consulting agreement.

(f) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

(g) Correction of error of $112,500 originally included in selling, general and administrative for consultants fees which should have been expensed in prior period.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Cash Flows for the period ended September 30, 2009

	Previously	Net Change	Restated
	reported
Operating Activities:
Net (loss)	$(228,795)	$(461,292)	$(690,087)
Adjustments to reconcile net (loss) to net cash
Common stock issued for officers' compensation	18,000	7,500	25,500
Stock options issued to directors	55,221	104,874	160,095
Stock options issued to agents	-	194,135	194,135
Stock warrants issued to a consultant	-	49,888	49,888
Common stock issued for consulting services	149,000	-	149,000
Depreciation	6,058	-	6,058
Changes in Assets and Liabilities-
Inventory	(45,307)	-	(45,307)
Prepaid expenses and other receivables	(165,160)	25,543	(139,617)
Accounts payable - Trade	80,703	1,700	82,403
Accrued liabilities	81,070	(10,427)	70,643
Advances from customers, net	(212,530)	(22,364)	(234,894)
Deferred revenues	114,111	-	114,111
Due to related parties	-	169,539	169,539
Accrued severance pay	(2,176)	36,576	(38,752)

Net Cash (Used in) Operating Activities	(149,805)	22,520	(127,285)

Investing Activities:
Cash acquired in business combination (b)	-	-	-
Increase in restricted cash	-	(100,000)	(100,000)
Prepaid expenses, non-current	-	(2,524)	(2,524)
Increase in severance pay fund	(36,576)	35,576	(1,000)
Purchases of Property and Equipment	(29,012)	-	(29,012)

Net Cash Provided by (Used in) Investing Activities	(65,588)	(66,948)	(132,536)

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Statement of Cash Flows for the Year Ended December 31, 2009

	Previously	Net Change	Restated
	reported
Financing Activities:
Issuance of common stock for cash	95,000	-	95,000
Due to related party	55,572	(55,572)	-
Net Cash Provided by Financing Activities	150,572	(55,572)	95,000

Net Increase (Decrease) in Cash	(64,821)	-	(164,821)
Cash and Cash Equivalents - Beginning of Period	717,758		701,931
Cash and Cash Equivalents - End of Period	$652,937	(15,827)	$537,110
Cash and Cash Equivalents - End of Period:
Cash in bank	$701,931		$701,931
Restricted cash	15,827	(15,827)	-
Total	$717,758		$701,931
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Note 5:  Common Stock

On January 6, 2010, the Company issued 152,600 shares of common stock to a related company and a shareholder for services rendered valued at $23,000.

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

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer for services provided and is committed to issue shares of common stock at par $0.0001, valued at $7,500, to an officer and director for services provided.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Note 6:  Stock warrants

A summary of the warrants granted is as follows:

	For the nine months ended
	September 30, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	16,669,667	$0.317
Granted	2,050,000	0.277
Exercised	-	-
Forfeited	(1,713,334)	0.25
Outstanding and exercisable at the end of the period	17,036,334	0.319

	For the nine months ended
	September 30, 2009
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	9,522,999	$0.375
Granted	6,756,668	0.235
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	16,099,667	$0.318

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Note 7:  Stock options

On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “stock option plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of September 30, 2010 2,000,000 stock options were granted under the Stock Option Plan.

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

	For the nine months ended
	September 30, 2010
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	1,550,000	$0.15
Granted	2,000,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	3,550,000	$0.15

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

	For the nine months ended
	September 30, 2009
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	-	-
Granted	1,500,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	1,500,000	$0.15

Note 8:  Appointments of Directors and Officers

On January 13, 2010, the board of directors of the Company, appointed Mr. Yoav Krill as Chairman of the Board, to serve until the next annual meeting of the Company and until his successor is duly appointed and qualified.  In connection with Mr. Krill’s appointment, the Company entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board.  In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000. Mr. Krill was also granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting.  The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice. The failure of the Company to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement. Stock based compensation expenses for the three and nine months ended September 30, 2010 were $104,167 and $562,500, respectively.

On January 13, 2010, the board of directors of the Company appointed Mr. Gil Boosidan as Chief Executive Officer of the Company and executed an employment agreement with Mr. Boosidan as of January 14, 2010 (the “Employment Agreement”). In consideration of the services to be performed under the Employment Agreement, Mr. Boosidan shall receive an aggregate of $30,000 - $20,000 in cash over four equal quarterly installments commencing March 31, 2010, and $10,000 in shares of commons stock of the Company, whereas the number of the shares will be determined by the market value of the shares of the date of issuance. The Company has the right to terminate such agreement for cause in the event of a material breach by Mr. Boosidan which is not cured after notice of such breach. Stock based compensation expenses for the three and nine months ended September 30, 2010 were $2,500 and $7,500, respectively.

SUSPECT DECTECTION SYSTEMS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

On January 13, 2010, the board of directors of the Company appointed Dr. Kevin Schatzle to the Board of Advisors. The advisory agreement calls for 500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009. The agreement calls for 250,000 options vested simultaneously with the execution and delivery of the agreement, and the balance shall vest at the rate of 20,833 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting. Stock based compensation expenses for the three and nine months ended September 30, 2010 were $20,833 and $312,500, respectively.

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

Note 9:  Major Customers

The Company’s revenues from 3 customers accounted for $1,596,682 or 96% of total revenues for the nine months ended September 30, 2010 and 4 customers accounted for $811,363 or 98 % of total revenues in the nine months ended September 30, 2009.

	Nine months ended September 30, 2010
	Revenues	% of total revenues
Customer A	$1,052,134	66%
Customer B	313,624	20
Customer C	163,375	10
Other customers	67,549	4
Total Revenues	$1,596,682	100%

	Nine months ended September 30, 2009
	Revenues	% of total revenues
Customer C	$554,247	67%
Customer D	149,919	18
Customer E	77,222	9
Customer F	29,975	4
Other customers	13,890	2
Total Revenues	$825,253	100%

Note 10:  Subsequent events

None

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Amendment No.2 to the Form 10-Q (this “Report”), references to “Suspect,” the “Company,” “we,” “our” or “us” refer to Suspect Detection Systems, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Report. This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2011 While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The Company has agreed in principle and orally with an employee of the Company, that certain intellectual property developed by him prior to the time he was employed by the Company is owned by him. Such intellectual property has been integrated into the Products, whilst no formal license arrangement between the Company and the employee has been entered into.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 22, 2011.  Results for interim periods may not be indicative of results for the full year.

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

Total operating expenses

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $457,014 and $676,891 respectively, in 2009 as an increase in general and administrative expenses due to the increase in the Company's marketing activities.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

The Company generated $1,596,682 and $825,253 in revenues for the nine (9) months ended September 30, 2010 and 2009.

The Company’s revenues from 3 customers accounted for $1,596,682 or 96% of total revenues for the nine months ended September 30, 2010 and 4 customers accounted for $811,363 or 98 % of total revenues in the nine months ended September 30, 2009.

	Nine months ended September 30, 2010
	Revenues	% of total revenues
Customer A	$1,052,134	66%
Customer B	313,624	20
Customer C	163,375	10
Other customers	67,549	4
Total Revenues	$1,596,682	100%

	Nine months ended September 30, 2009
	Revenues	% of total revenues
Customer C	$554,247	67%
Customer D	149,919	18
Customer E	77,222	9
Customer F	29,975	4
Other customers	13,890	2
Total Revenues	$825,253	100%

Total Operating Expenses

During the nine (9) months ended September 30, 2010 and 2009, total operating expenses were $2,125,421 and $1,661,461, respectively.

Liquidity and Capital Resources

The Company had cash in the amount of $537,110 as of September 30, 2010 and $701,931 as of December 31, 2009. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $259,080 for the three (3) months ended September 30, 2010, as compared to $401,512 for the three months ended September 30, 2009 and incurred net losses of $271,194 and $325,801 for the three month periods ending September 30, 2010 and 2009, respectively. In addition, the Company had a stockholders' equity of $882,546 as at September 30, 2010.

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

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a loss of $690,087 for the nine months ended September 30, 2010 (2009 - $931,775) and, as of September 30, 2010, and December 31, 2009, the Company had an accumulated deficit of approximately $2,531,602 (2009 - $1,779,820).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The Company has not established sufficient sources of revenues to cover its operating costs and expenses. As such, it has incurred significant operating losses since inception. Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

 In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. This update is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of these requirements did not have an impact on the Company's consolidated financial position or results of operations.

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

Item 4(T). Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e) under the 1934 Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Furthermore, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 23, 2010, the Company issued 120,000 shares of common stock at par $0.0001, valued at $18,000, to an officer for services provided and is committed to issue shares of common stock at par $0.0001, valued at $7,500, to an officer and director for services provided.

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
Name: Ran Daniel
Title: Chief Financial Officer (Principal Financial and Accounting Officer