Form 10-Q
period 2011-03-31
Suspect Detection Systems, Inc.
filed 2011-05-13
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2010, 76,555,493 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

ASSETS	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$1,037,374	$803,443
Restricted cash	115,804	115,501
Accounts receivable	22,422	288,037
Inventory	76,217	188,185
Prepaid expenses and other receivables	76,063	253,864
Total current assets	1,327,880	1,649,030

Property and Equipment:
Computer and other equipment	58,946	56,556
Less - Accumulated depreciation	(29,088)	(25,687)
Property and equipment, net	29,858	30,869

Other Assets:
Severance pay fund	35,393	89,684
Long term deposit	7,463	7,300
Goodwill	1,333,214	1,333,214
Total other assets	1,376,070	1,430,198
Total Assets	$2,733,808	$3,110,097

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Current Liabilities:
Accounts payable - Trade	$35,793	$43,174
Accrued liabilities	230,944	227,228
Advances from customers	42,995	1,656,249
Deferred revenues	264,577	112,890
Due to related parties	466,414	283,257
Total current liabilities	1,040,723	2,322,798

Long-term Debt:
Convertible note	300,905	-
Accrued severance pay	35,393	88,560
Total liabilities	336,298	2,411,358

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 76,555,493 shares issued and outstanding at March 31, 2011 and December 31, 2010.	7,655	7,655
Additional paid-in capital	3,448,726	3,399,961
Common stock subscribed		-
Accumulated (deficit)	(2,472,628)	(2,785,098)
Total incorporated stockholders' equity, Net	983,753	622,518
Less - Noncontrolling interest	(373,034)	(76,221)
Total stockholders' equity	1,356,787	698,739

Total Liabilities and Stockholders' Equity	$2,733,808	$3,110,097

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

U.S. dollars

	Three months ended March 31,
	2011	2010
		Restated

Revenues, net	$1,608,418	$620,199

Cost of Goods Sold	163,754	38,339

Gross Profit	1,444,664	581,860

Expenses:
Research and development	146,694	32,185
Selling, general and administrative	702,493	725,130
Total operating expenses	849,187	757,315

Income (Loss) from Operations	595,477	(175,455)

Interest income (expense), net	13,806	(3,098)

Net income (loss)	609,283	(178,553)

Net loss (income) Attributable to Noncontrolling Interest	(296,813)	(85,747)

Net income (loss) attributable to Suspect Detection Systems Inc.	$312,470	$(264,300)

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	74,055,493	65,729,668

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars

	Three months ended March 31,
	2011	2010
		Restated

Operating Activities:
Net (loss)	$609,283	$(178,553)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	21,000	-
Stock options issued to directors	22,265	105,203
Stock options issued to sales agents	-	81,527
Stock warrants issued to a consultant	-	49,888
Common stock issued for consulting services	5,500	99,000
Interest due to the issuance of convertible note	905	-
Depreciation	3,401	1,281
Changes in Assets and Liabilities-
Inventory	111,968	7,870
Prepaid expenses and other receivables	177,801	(68,970)
Accounts payable - Trade	(7,381)	63,004
Accrued liabilities	3,716	15,795
Advances from customers, net	(1,347,639)	(469,400)
Deferred revenues	151,687	87,350
Due to related parties	183,157	83,389
Accrued severance pay	1,124	647
Net Cash (Used in) Operating Activities	(63,213)	(121,969)

Investing Activities:
Increase in restricted cash	(303)	(100,000)
Long term deposit	(163)	(177)
Purchases of Property and Equipment	(2,390)	(2,789)
Net Cash Provided by (Used in) Investing Activities	(2,856)	(102,966)

Financing Activities:
Issuance of convertible note	300,000	-
Issuance of common stock for cash	-	95,000
Net Cash Provided by Financing Activities	300,000	95,000

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

U.S. dollars

	Three months ended March 31,
	2011	2010
		Restated

Net Increase (Decrease) in Cash	233,931	(129,935)
Cash and Cash Equivalents - Beginning of Period	803,443	701,931
Cash and Cash Equivalents - End of Period	1,037,374	$571,996

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Interest	$-	$-
Income taxes	$-	$-

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

The Israeli subsidiary, Suspect Detection Systems Ltd, (“SDS – Israel”) was incorporated under the Companies Law, of the State of Israel in 2004. SDS – Israel specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS – Israel completed the development of its “Cognito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cognito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed, and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS – Israel is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

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

Note 2: Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2011, consolidated statements of income and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of March 31, 2011, our consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010.

These consolidated financial statements should be read in conjunction with consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in our Annual Report for our year ended December 31, 2010 on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2011.

Results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

Use of Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets, liabilities and equity as of March 31, 2011, and consolidated revenues and expenses for the three months ended March 31, 2011 and 2010.  Actual results could differ from those estimates made by management.

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,037,374	$1,037,374	$-	$-
Restricted Cash	115,804	115,804	-	-
Total assets at fair value	$1,153,178	$1,153,178	$-	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$803,443	$803,443	$-	$-
Restricted Cash	115,501	115,501	-	-
Total assets at fair value	$918,944	$918,944	$-	$-

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

Note 3: Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a net income of $312,470 for the three months ended March 31, 2011  and, as of March 31, 2011, and December 31, 2010, the Company had an accumulated deficit of approximately $2,472,628 (2010 - $ 2,785,098).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4: Restatement

The financial statements for the period ended March 31, 2010 were restated pursuant to comments received from the Securities and Exchange Commission (the "Commission") to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

Effects on previously issued financial statements for the period ended March 31, 2010 as follows:

Increase in general and administrative expenses	$181,412
Increase in 2009 net loss attributable to Suspect Detection Systems Inc.	$181,412

The accompanying financial statements for the year ended December 31, 2009 and for the three months ended at March 31, 2010 have been restated to reflect the corrections in accordance with FASB ASC 250-10-50-7, “Accounting Change and Error Corrections Disclosure”. This restatement is due to corrections of errors in previously reported financial statements. The effect on the Company's previously issued financial statements is summarized as follows:

Statement of Operations for the three months ended March 31, 2010

	Previously	Net Change		Restated
	reported

Revenues, net	$620,199			$620,199
Cost of Goods Sold	38,339			38,339
Gross Profit	581,860			581,860

Expenses:
Research and development	32,185			32,185
Selling, general and administrative	543,718	181,412	A,b,c,d,e,f,g,h	725,130
Total operating expenses	575,903			757,315

Income (loss) from Operations	5,957			(175,455)

Interest expense	(3,098)			(3,098)

Net (loss)	2,859			(178,553)

Net (loss) Attributable to Noncontrolling Interest	(85,747)			(85,747)

Net (loss) attributable to Suspect Detection Systems Inc.	$(82,888)			$(264,300)

	Previously	Net Change		Restated
	reported
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	72,984,053	(7,254,385)	i	65,729,668

(a) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $49,888. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(b) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $105,203.

(c) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine sales agents of SDS-Israel in the amount of $81,527. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(d) Correction of error of $7,000 originally included in selling, general and administrative for insurance premium for calendar year 2010, which should have been recorded as prepaid expenses.

(e) Correction of error of $74,250 originally included in selling, general and administrative for consultants fees which should have not been expensed.

(f) Correction of error of $6,250 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $8,137 originally not included selling, general and administrative for the compensation of the chief executive officer

(g) Correction of error of $18,058 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(h) Correction of error of $6,402 originally not included in selling, general and administrative

(i) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

Statement of Cash Flows for the three months ended March 31, 2010

	Previously
	reported	Net Change	Restated
Operating Activities:
Net income (loss)	$2,859	$(348,285)	$(178,553)
Adjustments to reconcile net (loss) to net cash
Options issued to director	-	105,203	105,203
Options issued to agents	-	81,527	81,527
Warrants issued to a consultant	-	49,888	49,888
Common stock issued for consulting services	99,000	-	99,000
Depreciation	1,281	-	1,281
Changes in Assets and Liabilities-
Inventory	7,870	-	7,870
Prepaid expenses and other receivables	12,103	(81,703)	(68,970)
Accounts payable - Trade	63,004	-	63,004
Accrued liabilities	31,148	(15,353)	15,795
Advances from customers, net	(469,400)	-	(469,400)
Deferred revenues	87,350	-	87,350
Due to related party	-	83,389	83,389
Accrued severance pay	647	-	647

Net Cash (Used in) Operating Activities	(164,137)	42,168	(121,969)

Investing Activities:
Increase in restricted cash	-	(100,000)	(100,000)
Prepaid expenses, non-current	-	(177)	(177)
Purchases of Property and Equipment	(2,789)	-	(2,789)

Net Cash Provided by (Used in) Investing Activities	(2,789)	(100,177)	(102,966)

Statement of Cash Flows for the three months ended March 31, 2010

	Previously	Net Change	Restated
	reported
Financing Activities:
Issuance of common stock for cash	95,000	-	95,000
Due to related party	41,991	(41,991)	-
Net Cash Provided by Financing Activities	136,991	(41,991)	95,000

Net Increase (Decrease) in Cash	(29,935)	-	(129,935)
Cash and Cash Equivalents - Beginning of Period	701,931		701,931
Cash and Cash Equivalents - End of Period	$677,996		$571,996
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

Note 5 Common Stock

As of March 31, 2011 the Company is committed to issue shares of common stock of the Company, valued at $2,500 to the Chief Executive Officer of the Company for services rendered during the three months ended March 31, 2011.

As of March 31, 2011 the Company is committed to issue shares of common stock of the Company, valued at $4,500 to the Chief Financial Officer of the Company for services rendered by the officer rendered during the three months ended March 31, 2011.

As of March 31, 2011 the Company is committed to issue 90,000 shares of common stock of the Company, to two consultants and shareholders of the Company for services rendered by the consultants during the three months ended March 31, 2011.

Note 6 Convertible Note

On March 21, 2011, the Company issued a convertible note (the “Note”) to Tamar Shefet (the “Lender”) whereby the Lender made a loan (the “Loan”) to the Company in an amount equal to $300,000 and accruing interest at a rate of 10% per annum. The Loan and the accrued interest will be repayable in one installment on the date that is eighteen months after the date the Loan is made; provided that such date may be extended at the Company’s request by another six months. The Lender shall have the right, at any time, to convert the principal and interest outstanding under the Note into common share issued by the Company at a conversion rate of $0.07 per a common share. In addition, the Lender is entitled to (i) 500 Class C warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.12 per Common Share and (ii) 500 Class D warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.21 per Common Share.  The Class C Warrants shall be exercisable at any time from the conversion date to and excluding the first anniversary thereof and the Class D Warrants shall be exercisable at any time from the conversion date to and excluding the third anniversary thereof. There will be no restrictions on shares being registered upon exercise of the loan and the warrants will be registered under the Securities Act, or any state securities laws, and may be offered or sold in the United States upon registration or an applicable exemption from the registration requirements of the Securities Act.

FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately.  The liability component is computed based on the fair value of a similar liability that does not include the conversion option.  The equity component is computed based on the total debt proceeds less the fair value of the liability component.  The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility. The liability component of our convertible notes is classified as long-term debt and presented as a long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our stock price is above the conversion prices of $0.07 at the balance sheet date. We concluded that the liability value is equal to similar liability that does not include a conversion option and therefore the equity component is zero.  At March 31, 2011 our stock price closed at $0.06.  Therefore, our convertible note is presented as a long term debt.

Note 7 Stock warrants

A summary of the warrants granted is as follows:

	For the period ended
	March 31, 2011
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	21,003,339	$0.268
Granted	3,783,336	0.349
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	17,220,003	$0.25

	For the year period
	March 31, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	16,699,667	$0.317
Granted	2,050,000	0.277
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	18,749,667	$0.313

Note 8 Stock options

On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “stock option plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of march 31, 2011 2,000,000 stock options were granted under the Stock Option Plan.

On December 30, 2009  the Company authorized 35,000,000 shares of Common Stock for issuance under the SDSS Inc., 2009 the stock option plan, of which as of December 31, 2010 1,500,000 options were granted to Mr. Yoav krill, the Chairman of the Board of Directors and 500,000 to a member of the Advisory Board. The Options granted were valued at $ 236,970. The options were granted to Mr. Yoav Krill on January 13, 2010, under the consultancy agreement with Mr., Krill and they are exercisable at $0.15 per share. A total of 250,000 options were vested at the date of the grant, while the remaining options will vest at a rate of 104,167 options each calendar quarter over three years. The options terminate forty-eight (48) months from the date of vesting. The options were granted to the member of the Advisory Board on January 14, 2010, under the consultancy agreement and they are exercisable at $0.15 per share. A total of 250,000 options were vested at the date of the grant, while the remaining options will vest at a rate of 20,833 options each calendar quarter over three years. The options terminate forty-eight (48) months from the date of vesting. The number of the options exercisable at December 31, 2010 was 1,000,000 options. As of the date of the grant, the average expected term of the options was 5.32 years, expected volatility was 147.51 percent, expected dividend rate was 0 percent, and the risk free rate of return was 2.77 percent.

The Company accounts for stock based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

Options granted under 2009 Global Stock Incentive Plan
annual dividends of	$0.00
expected volatility of	114.78-158.87%
risk-free interest rate of	2.3-2.77%
expected average options expiration	3-5.32

	For the three months ended
	March 31, 2011
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	3,550,200	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	3,550,200	$0.15

	For the three months ended
	March 31, 2010
	Number of options	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	1,550,200	$0.15
Granted	2,000,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding and exercisable at the end of the period	3,550,200	$0.15

Note 9   Major Customers

The Company’s revenues from a customer accounted for $1,590,110 or 99% of total revenues for the three months ended March 31, 2011 and 3 customers accounted for $859,990 or 97% of total revenues in the nine months ended March 31, 2010.

	Three months ended March 31, 2011
	Revenues	% of total revenues
Customer A	$1,590,110	99%
Other customers	18,308	1
Total Revenues	$1,608,418	100%

	Three months ended March 31, 2010
	Revenues	% of total revenues
Customer B	$610,000	69%
Customer C	165,000	19
Customer D	84,990	10
Other customers	28,645	3
Total Revenues	$888,635	100%

Note 10: Subsequent events

At April 18, 2011, the Company granted 5,300,000 options to four employees of SDS- Ltd. A total of 3,750,000 options were vested at the date of the grant, while the remaining options will vest each calendar quarter over two years. The options terminate at the 31st of December of the fifth year following the calendar Gregorian year in which the option became exercisable.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q (this “Report”), references to “Suspect,” the “Company,” “we,” “our” or “us” refer to Suspect Detection Systems, Inc. unless the context otherwise indicates.

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

On December 18, 2008, the Company and Suspect Detection Systems, Ltd., an Israeli limited company(“SDS”), executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009, SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Company, representing 51% of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $1,135,000. The Company closed the investment at January 20, 2009. The Investment Agreement also provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) the Company will grant options to the shareholders of SDS to exchange their SDS ordinary shares into shares of the Company’s common stock; (ii) the Company will grant options to the holders of options to purchase SDS ordinary shares to exchange such options into options to purchase shares of the Company’s common stock; (iii) SDS will grant additional options, to Mr. Shoval and certain SDS employees or consultants, to purchase new SDS ordinary shares; and (iv) the Company will grant rights to Mr. Shoval and said SDS employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of the Company’s common stock.

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

On January 13, 2010, the Company appointed Yoav Krill as Chairman of the Board of Directors, effective as of said date, to serve until the next annual meeting of the Company’s stockholders and until his successor is duly appointed and qualified. In connection with Mr. Krill’s appointment, the Company entered into an Agreement (the “Consulting Agreement”) to perform such duties as will be required of him as the Chairman of the Board. In consideration of the services to be performed under the Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000 per annum for the first twelve (12) month period and thereafter, the parties shall agree in writing, prior to November 30th of each calendar year as to the amount to be paid as director’s fees, but such amount shall not be less than $25,000 and shall be increased, proportionately, with any increase in the Company’s paid in capital, sales revenues or net profits. Mr. Krill was also granted 1,500,000 options of common stock of the Company, exercisable at $0.15 per share, from the Global Incentive Stock Option Plan adopted by the Company at December 30, 2009.  250,000 options vested simultaneously with the execution and delivery of the Consulting Agreement, and the balance shall vest at the rate of 104,166 options each calendar quarter for the next three years, commencing on March 31, 2010. The options shall terminate forty-eight (48) months from the date of vesting. The terms of the Consulting Agreement continue until either party provides the other with no less than 90 days prior written notice.  The failure of the Company to maintain directors’ and officers’ liability insurance covering Mr. Krill shall be deemed a material breach of the agreement and shall automatically terminate the Agreement.

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

Dependence on major customers

A significant portion of SDS’s revenue in the three months ended at March 31,2011 was derived from sales of the system and services provided to a customer and a significant portion of SDS’s revenue in 2010 was derived from sales of the system and services provided to four customers.  Since the bulk of the Company’s revenues are generated by initial sales of its systems, as opposed ongoing support services, the loss of this customer may have a material adverse impact on the business of SDS.

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

Results of Operations For the three months ended March 31, 2011 compared to the three months ended March 31, 2011

Revenues

The Company generated $1,608,418 and $620,199 in revenues for the three (3) months ended March 31, 2011 and 2010, respectively, which represents an increase of $988,219 or 259.33%.  The increase in revenues is a result of increased marketing activities.

The Company generated revenues from one of its four major customers in the amount of $1,590,110 or 99% of total revenues for the three months ended March 31, 2011. During the three months ended March 31, 2010 the purchases of 3 customers in the aggregate amount of $859,990 accounted for  97% of the Company’s total revenues.

	Three months ended March 31, 2011
	Revenues	% of total revenues
Customer A	$1,590,110	99%
Other customers	18,308	1
Total Revenues	$1,608,418	100%

	Three months ended March 31, 2010
	Revenues	% of total revenues
Customer B	$610,000	69%
Customer C	165,000	19
Customer D	84,990	10
Other customers	28,645	3
Total Revenues	$888,635	100%

Total Operating Expenses

During the three (3) months ended March 31, 2011 and 2010, total operating expenses were $843,687 and $757,315, respectively.  The increase in operating expenses results from an increase in research and development expenses which increased from $32,185 for the three months ended March 31, 2010 to $146,964 for the three months ended March 31, 2011 and represents an increase of 456.62%. Selling, general and administrative expenses decreased during the three (3) months ended March 31, 2011 to $702,493 from $725,130, a difference of $22,637 or 3.12%.

Net Income (loss)

During the three (3) months ended March 31, 2011 the net income was $312,470 as oppose to a loss of $264,300, during the three (3) months ended March 31, 2010

Liquidity and Capital Resources

The Company had cash in the amount of $1,037,374 as of March 31, 2011 and $803,443 as of December 31, 2010.  Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

As of March 31, 2011, the Company owed $293,162 to Mr. Eran Drukman, an officer of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months.  These anticipated expenditures are for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt financing.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a net income of $317,970 for the three month periods ending March 31, 2011. The Company had an accumulated deficit of approximately $2,472,628 (December 31, 2010 - $2,785,098).  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

Item 4(T). Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e) under the 1934 Act).  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Furthermore, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Convertible Note and Use of Proceeds.

On March 21, 2011, the Company issued a convertible note (the “Note”) to Tamar Shefet (the “Lender”) whereby the Lender made a loan (the “Loan”) to the Company in an amount equal to $300,000 and accruing interest at a rate of 10% per annum. The Loan and the accrued interest will be repayable in one installment on the date that is eighteen months after the date the Loan is made; provided that such date may be extended at the Company’s request by another six months. The Lender shall have the right, at any time, to convert the principal and interest outstanding under the Note into common share issued by the Company at a conversion rate of $0.07 per a common share. In addition, the Lender is entitled to (i) 500 Class C warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.12 per Common Share and (ii) 500 Class D warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.21 per Common Share.  The Class C Warrants shall be exercisable at any time from the conversion date to and excluding the first anniversary thereof and the Class D Warrants shall be exercisable at any time from the conversion date to and excluding the third anniversary thereof.

As of March 31, 2011 the Company is committed to issue shares of common stock of the Company, valued at $2,500 to the Chief Executive Officer of the Company for services rendered during the three months ended March 31, 2011.

As of March 31, 2011 the Company is committed to issue shares of common stock of the Company, valued at $4,500 to the Chief Financial Officer of the Company for services rendered by the officer rendered during the three months ended March 31, 2011.

As of March 31, 2011 the Company is committed to issue 90,000 shares of common stock of the Company, to two consultants and shareholders of the Company for services rendered by the consultants during the three months ended March 31, 2011.

The shares will be issued pursuant to an exemption from the registration requirements provided under Section 4(2) of the Securities Act of 1933, as amended and by Regulation S.

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
Name: Ran Daniel
Title: Chief Financial Officer (Principal Financial and Accounting Officer)