Form 10-Q
period 2011-06-30
Suspect Detection Systems, Inc.
filed 2011-08-22
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 18, 2011, 78,930,892 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Table of Contents

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
U.S. dollars

ASSETS	June 30,	December 31,
	2011	2010
	Unaudited
Current Assets:
Cash and cash equivalents	$786,087	$803,443
Restricted cash	16,280	115,501
Accounts receivable	22,423	288,037
Inventory	71,683	188,185
Prepaid expenses and other receivables	43,961	253,864
Total current assets	940,434	1,649,030

Property and Equipment:
Computer and other equipment	60,766	56,556
Less - Accumulated depreciation	(31,996)	(25,687)
Property and equipment, net	28,770	30,869

Other Assets:
Severance pay fund	36,077	89,684
Long term deposit	7,463	7,300
Goodwill	1,333,214	1,333,214
Total other assets	1,376,754	1,430,198
Total Assets	$2,345,958	$3,110,097

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS
U.S. dollars

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,
	2011	2010
	Unaudited
Current Liabilities:
Accounts payable - Trade	$29,121	$43,174
Accrued liabilities	135,241	227,228
Advances from customers	30,000	1,656,249
Deferred revenues	159,711	112,890
Due to related parties	382,159	283,257
Total current liabilities	736,232	2,322,798

Long-term liabilities:
Convertible note	409,313	-
Accrued severance pay	36,077	88,560
Total long-term liabilities	445,390	88,560

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 78,930,892 and 76,555,493 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	7,893	7,655
Additional paid-in capital	4,795,089	3,399,961
Accumulated (deficit)	(3,953,492)	(2,785,098)
	849,490	622,518
Less - Noncontrolling interest	314,846	76,221
Total stockholders' equity	1,164,336	698,739

Total Liabilities and Stockholders' Equity	$2,345,958	$3,110,097

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
		Restated		Restated
Revenues, net	$129,861	$717,403	$1,738,279	$1,337,602

Cost of Goods Sold	(10,709)	(31,409)	(174,463)	(69,748)

Gross Profit	119,152	685,994	1,563,816	1,267,854

Operating Expenses:

Research and development	48,417	177,671	195,111	209,861

Selling, general and administrative	1,596,900	733,421	2,299,393	1,458,546

Total operating expenses	1,645,317	911,092	2,494,504	1,668,407

Loss from Operations	(1,526,165)	(225,098)	(930,688)	(400,553)

Interest (expenses) income, net	(3,900)	(15,242)	9,906	(18,340)

Net income (loss)	(1,530,065)	(240,340)	(920,782)	(418,893)

Net loss (income) Attributable to Noncontrolling Interest	49,201	(20,919)	(247,612)	(106,666)

Net income (loss) attributable to Suspect Detection Systems Inc.	$(1,480,864)	$(261,259)	$(1,168,394)	$(525,559)

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	75,305,493	66,309,668	74,680,493	66,039,668

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars

	For the six months ended June 30,
	2011	2010
		Restated
Operating Activities:
Net (loss)	$(920,782)	$(418,893)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock compensation	483,699	172,000
Stock options compensation	977,720	299,405
Stock warrants issued to a consultant	-	49,888
Interest due to the issuance of convertible note	9,313	-
Depreciation	6,309	3,058
Changes in Assets and Liabilities-
Accounts receivable	265,614	(17,664)
Inventory	116,502	15,484
Prepaid expenses and other receivables	209,903	(67,394)
Accounts payable - Trade	(14,053)	8,489
Accrued liabilities	(91,987)	114,976
Advances from customers	(1,626,249)	(784,276)
Deferred revenues	46,821	160,822
Due to related parties	98,902	105,650
Accrued severance pay	1,124	(38,752)
Net Cash (Used in) Operating Activities	(437,164)	(397,207)

Investing Activities:
Decrease (increase) in restricted cash	99,221	(100,000)
Additional purchase of 10% of subsidiary	(75,040)	-
Long term deposit	(163)	(2,313)
Purchases of Property and Equipment	(4,210)	(11,067)
Net Cash Provided by (Used in) Investing Activities	19,808	(113,380)

Financing Activities:
Issuance of convertible note	400,000	-
Issuance of common stock for cash	-	95,000
Net Cash Provided by Financing Activities	400,000	95,000

Net (decrease) in Cash	(17,356)	(415,587)
Cash and Cash Equivalents - Beginning of Period	803,443	701,931
Cash and Cash Equivalents - End of Period	$786,087	$286,344

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

Note 1: General

Suspect Detection Systems Inc. (“SDS Inc.” or the “Company”) is a Delaware corporation that conducts its operations through its 68.6 percent owned subsidiary, Suspect Detection Systems Ltd., an Israeli Corporation (“SDS - Israel”).  The Company was incorporated under the laws of the State of Delaware on October 5, 2006, as PCMT Corporation.  On December 24, 2008, the Company changed its name from PCMT Corporation to Suspect Detection Systems Inc.

The accompanying consolidated financial statements were prepared from the accounts of the Company and its subsidiary under the accrual basis of accounting.

The Company operates through its Israeli subsidiary, Suspect Detection Systems Ltd, (“SDS – Israel”). SDS Israel was incorporated under the Companies Law, of the State of Israel in 2004. SDS – Israel specializes in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS – Israel completed the development of its “Cogito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cogito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed, and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cognito line of products in the United States.  SDS – Israel is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

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

In July 9, 2009, SDS Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the Northern Group LP ("NG"), pursuant to which NG exchanged 170,295 ordinary shares of SDS – Israel for 3,199,891 of SDS Inc’s common stock.  The 170,295 shares of SDS- Israel represented 7 percent of the outstanding shares of SDS-Israel and increased SDS Inc.’s ownership interest in SDS- Israel to 58 percent.  The acquisition of the additional equity interest was accounted for by the equity method.  The increased percentage of ownership of SDS – Israel, amounting to 58 percent, has been applied to the operations of this subsidiary since July 9, 2009.

On June 16, 2011, SDS Inc. entered into a share purchase agreement with Isahyau (Sigi) Horowitz (“the Seller”), pursuant to which the Company will purchase from the Seller 250,000 ordinary shares of SDS Israel (which represents 10.6% of the outstanding shares of common stock of SDS Israel) in consideration of $75,000.

On June 27, 2011, the Company entered into a Share Purchase Agreement with Shabtai Shoval (“Shoval”), a shareholder of SDS, Ltd. and its chief executive officer. Pursuant to the Agreement, Shoval will sell and transfer, under certain conditions as described herewith, to the Company all shares of SDS Israel held by him on the date of the Agreement, namely, NIS 0.01 par value 750,000 ordinary shares, which constitute 31.4% of SDS Israel outstanding shares as of the date of the agreement. In consideration for the shares, the Company will pay Shoval $1,174,500 (“Purchase Price”) which shall be paid in 35 installments. Shares shall only be transferred to the Company upon (1) the payment of fifty percent (50%) of the Purchase Price plus any and all accrued and outstanding interest as of the date of payment and/or (2) the passing of five (5) years from the date of closing provided that prior to such time, payment of no less than $225,000 on the account of the purchase price shall have been made to Shoval, plus any and all accrued and outstanding interest. The Company may defer the payment of all or a portion of any of the installments (except for the first installment, which was payable on the day of the closing)  if and to the extent: (i) prior to the payment of $225,000 on the account of the aggregate purchase price to Shoval (the “Initial Threshold Amount”) the obtainable cash (cash or cash equivalents less any amounts of signed checks or any other instruments that were issued or wire transfer instructions which were executed as of the payment date of the relevant Installment) is less than the Initial Threshold Amount; or (ii) following payment of the Initial Threshold Amount, if the obtainable cash as of the payment date of the relevant Installment is less than $500,000 as of the relevant payment date.

Note 2: Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2011, consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of June 30, 2011, our consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.

These consolidated financial statements should be read in conjunction with consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in our Annual Report for our year ended December 31, 2010 on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2011.

Results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

Use of Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets, liabilities and equity as of June 30, 2011, and consolidated revenues and expenses for the three and six months ended June 30, 2011 and 2010.  Actual results could differ from those estimates made by management.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 68.6 percent owned Israeli subsidiary, SDS-Israel.   Inter-company transactions and balances, have been eliminated in consolidation.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$786,087	$786,087	$-	$-
Restricted Cash	16,280	16,280	-	-
Total assets at fair value	$802,367	$802,367	$-	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$803,443	$803,443	$-	$-
Restricted Cash	15,501	115,501	-	-
Total assets at fair value	$924,944	$924,944	$-	$-

Impact of recently issued and adopted accounting pronouncement

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note 3: Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a net loss of $1,168,394 for the six months ended June 30, 2011 and as of June 30, 2011 the Company had an accumulated deficit of $3,953,492.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4: Restatement

The financial statements for June 30, 2010 were restated pursuant to comments received from the Securities and Exchange Commission (the "Commission") to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

The accompanying financial statements for the three and six months ended June 30, 2010 have been restated to reflect the corrections in accordance with FASB ASC 250-10-50-7, “Accounting Change and Error Corrections Disclosure”. This restatement is due to corrections of errors in previously reported financial statements.

Effects on previously issued financial statements as of June 30, 2010 as follows:

Statement of operations for the three months ended June 30, 2010:
Increase in general and administrative expenses	$160,814
Increase in interest expense, net	15,365
Increase in net loss attributable to Suspect Detection Systems Inc.	$176,179
Statement of operations for the six months ended June 30, 2010:
Increase in general and administrative expenses	$339,128
Increase in interest expense, net	18,463
Increase in net loss attributable to Suspect Detection Systems Inc.	$357,591

Statement of Operations for the Six months ended June 30, 2010

	Previously
	reported	Net Change		Restated

Revenues, net	$1,337,602			$1,337,602
Cost of Goods Sold	69,748			69,748
Gross Profit	1,267,854			1,267,854 1,267,854
Expenses:
Research and development	209,861			209,861
Selling, general and administrative	1,119,418	339,128	a,b,c,d, e,f,g,h,i,j	1,458,546
Total operating expenses	1,329,279			1,668,407

(Loss) from Operations	(61,425)			(400,553)
Interest expense	123	(18,463)	j	(18,340)
Net (loss)	(61,302)			(418,893)
Net (loss) Attributable to Noncontrolling Interest	(106,666)			(106,666)
Net (loss) attributable to Suspect Detection Systems Inc.	$(167,968)			$(525,559)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)			$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	73,483,285	(7,443,617)	k	66,039,668

(a) Correction of error of $49,500 originally included in selling, general and administrative for consultants fees which should have not been expensed.

(b) Correction of error of $5,000 originally included in selling, general and administrative for insurance premium for colander year 2010, which was paid in advanced in 2009 and should have been recorded as prepaid expenses and an error of $7,000 originally included in selling, general and administrative for insurance premium for colander year 2010, which should have been recorded as prepaid expenses.

(c) Correction of error of $12,000 originally included in selling, general and administrative for officer’s compensation which should have not been expensed.

(d) Correction of error of $49,595 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(e) Correction of error of $31,035 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(f) Correction of error of $12,500 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $16,274 originally not included selling, general and administrative for the compensation of the chief executive officer

(g) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $90,434.

(h) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $163,054. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(i) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $49,888. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(j) Reclassification of finance expenses in the amount of $18,463 from selling, general and administrative expenses.

(k) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding.

Statement of Operations for the three months ended June 30, 2010

	Previously
	reported	Net Change		Restated
Revenues, net	$717,403			$717,403
Cost of Goods Sold	31,409			31,409
Gross Profit	685,994			685,994
Expenses:
Research and development	177,671			177,671
Selling, general and administrative	572,607	160,814	a,b,c, d,e,f,g,h,i	733,421
Total operating expenses	750,278			911,022
(Loss) from Operations	(64,284)			(225,098)
Interest expense	123	(15,365)	i	(15,242)
Net (loss)	(64,161)			(240,340)
Net (loss) Attributable to Noncontrolling Interest	(20,919)			(20,919)
Net (loss) attributable to Suspect Detection Systems Inc.	$(85,080)	(176,179)		$(261,259)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	73,977,031	(7,667,363)	j	66,309,668

(a) Correction of error of $24,750 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(b) Correction of error of $12,000 originally included in selling, general and administrative for officer’s compensation which should have not been expensed.

(c) Correction of error of $49,595 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(d) Correction of error of $12,850 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(e) Correction of error of $6,250 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $8,137 originally not included selling, general and administrative for the compensation of the chief executive officer

(f) Correction of the additional paid-in capital in the amount of $ (136,839) and the accumulated deficit in the amount of $ (346,325) due to the restatements of the financial statements to the fiscal year ended at December 31, 2009.

(g) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $ (14,766).

(h) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $81,527. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(i) Reclassification of finance expenses in the amount of $15,365 from selling, general and administrative expenses.

(j) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

Statement of Cash Flows for the six months ended June 30, 2010

	Previously	Net Change	Restated
	reported
Operating Activities:
Net (loss)	$(61,302)	$(357,591)	$(418,893)
Adjustments to reconcile net (loss) to net cash
Common stock compensation	172,000	-	172,000
Stock options compensation	71,884	227,521	299,405
Stock warrants issued to a consultant	-	49,888	49,888
Depreciation	3,058	-	3,058
Changes in Assets and Liabilities-
Accounts receivable	(17,664)		(17,664)
Inventory	(15,484)	30,968	15,484
Prepaid expenses and other receivables	(52,112)	(15,282)	(67,394)
Accounts payable - Trade	8,489	-	8,489
Accrued liabilities	114,976	-	114,976
Advances from customers, net	(784,276)	-	(784,276)
Deferred revenues	160,822	-	160,822
Due to related parties	-	105,650	105,650
Accrued severance pay	(2,176)	(36,576)	(38,752)

Net Cash (Used in) Operating Activities	(401,785)	4,578	(397,207)

Investing Activities:
Increase in restricted cash	-	(100,000)	(100,000)
Prepaid expenses, non-current	-	(2,313)	(2,313)
Increase in severance pay fund	(36,576)	36,576	-
Purchases of Property and Equipment	(11,067)	-	(11,067)

Net Cash Provided by (Used in) Investing Activities	(47,643)	(65,737)	(113,380)

Financing Activities:
Issuance of common stock for cash	95,000	-	95,000
Due to related party	38,841	(38,841)	-
Net Cash Provided by Financing Activities	133,841	(38,841)	95,000

Net Increase (Decrease) in Cash	(315,587)	(100,000)	(415,587)
Cash and Cash Equivalents - Beginning of Period	717,758		701,931
Cash and Cash Equivalents - End of Period	$386,344		286,344
Cash and Cash Equivalents - End of Period:
Cash in bank	$701,931		$701,931
Restricted cash	15,827	(15,827)	-
Total	$717,758		$701,931
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

Note 5: Related parties

As of June 30, 2011 and December 31, 2010 the Company has unpaid sales commissions to a director in SDS Israel in the amounts of $382,159 and $283,257, respectively.

On June 29, 2011 SDS Inc. approved an Amended Consulting Agreement with Mr. Yoav Krill, the Company’s Chairman of the Board. In consideration of the services to be performed under the Amended Consulting Agreement, Mr. Krill shall receive an annual director’s fee of $25,000 for the first twelve-month period. Thereafter, the parties shall agree in writing prior to November 30th of each calendar year as to the amount to be paid as director’s fees, which amount shall not be less than $25,000 and shall be increased, proportionately, with any increase in the Company’s paid-in capital, sales revenues or net profits. In addition, under the Amended Consulting Agreement, Mr. Krill was granted 2,400,000 shares of common stock of the Company valued at $240,000 and 10,500,000 stock options valued at $978,936.
The Options vests as follows: 4,666,660 shares were vested upon execution of the Amended Agreement and the balance of 5,833,340 shares shall vest in equal monthly amounts of 291,667 shares during each and every calendar month during the twenty month period commencing on July 1, 2011. The price of the Company's share at date of grant of shares and options was $0.1, the exercise price of the options $0.1 and the its expiration date 10 years from grant.

On June 29, 2011 SDS Inc. approved an Amended Employment Agreement with Mr. Gil Boosidan will serve as the Company’s Chief Executive Officer. In consideration of the services to be performed under the Amended Employment Agreement, Mr. Boosidan shall receive (i) an aggregate of $30,000 in cash in four equal quarterly installments commencing September 30, 2011, and (ii) 1,200,000 shares of common stock of the Company valued at $120,000 and 6,000,000 stock options valued at $559,392.
The Options vests as follows: 2,666,680 shares vested upon the execution of his Amended Employment Agreement and the balance of 3,333,320 shares shall vest in equal monthly amounts of 166,667 shares during each and every calendar month during the twenty month period commencing on July 1, 2011. The price of the Company's share at date of grant of shares and options was $0.1, the exercise price of the options $0.1 and the its expiration date 10 years from grant.

On June 1, 2011 SDS Inc signed a consulting agreement with Mr. Daniel Krill, the son of Mr. Yoav Krill, chairman of the board of director. In consideration for services Mr. Daniel Krill was granted 400,000 shares valued at $32,000 and 200,000 stock options valued at $15,032. 5,555 options shall vest each calendar month commencing the date of the execution of the consulting Agreement. The price of the Company's share at date of grant of shares and options was $0.08, the exercise price of the options $0.1 and the its expiration date 10 years from grant.

Note 6: Convertible Note

On March 21, 2011, the Company issued a convertible note (the “Note”) to Investor (the “Lender”) whereby the Lender made a loan to the Company in an amount equal to $300,000 and accruing interest at a rate of 10% per annum. A similar note was issued on May 12, 2011 for an amount equal to $100,000 (together the loans are referred to as the "loan"). The Loan and the accrued interest will be repayable in one installment on the date that is eighteen months after the date the Loan is made; provided that such date may be extended at the Company’s request by another six months. The Lender shall have the right, at any time, to convert the principal and interest outstanding under the Note into common share issued by the Company at a conversion rate of $0.07 per a common share. In addition, the Lender is entitled to (i) 500 Class C warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.12 per Common Share and (ii) 500 Class D warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.21 per Common Share.  The Class C Warrants shall be exercisable at any time from the conversion date to and excluding the first anniversary thereof and the Class D Warrants shall be exercisable at any time from the conversion date to and excluding the third anniversary thereof. There will be no restrictions on shares being registered upon exercise of the loan and the warrants will be registered under the Securities Act, or any state securities laws, and may be offered or sold in the United States upon registration or an applicable exemption from the registration requirements of the Securities Act.

FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to initially record the liability and equity components of the convertible debt separately.  The liability component is computed based on the fair value of a similar liability that does not include the conversion option.  The equity component is computed based on the total debt proceeds less the fair value of the liability component.  The equity component (debt discount) and debt issuance costs are amortized as interest expense over the expected term of the debt facility. The liability component of our convertible notes is classified as long-term debt and presented as a long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our stock price is above the conversion prices of $0.07 at the grant date. We concluded there the liability value is equal to similar liability that does not include a conversion option and therefore the equity component is zero.

We did not calculate a beneficial conversion feature, in determining whether an instrument contains a beneficial conversion option, intrinsic value should be calculated using the effective conversion price, which is based on the proceeds received for the convertible instrument. The Company's shares market price at grant date of the notes was below the conversion price, therefore there was no beneficial conversion feature on the loans.

Note 7: Stock warrants

A summary of the warrants granted is as follows:

	For the six months ended
	June 30, 2011
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	17,170,007	$0.30
Forfeited	(7,373,340)	0.34
Outstanding and exercisable at the end of the period	9,796,667	$0.27

	For the six months ended
	June 30, 2010
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	16,019,667	$0.32
Granted	2,050,000	0.28
Forfeited	(366,667)	0.25
Outstanding and exercisable at the end of the period	17,703,000	$0.31

Note 8: Stock options

On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “stock option plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of June 30, 2011 26,250,200 stock options were granted under the Stock Option Plan.

The Company accounts for stock based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2011 grants:

Annual dividends of	$0.00
expected volatility of	151.54%
risk-free interest rate of	1.92%
expected average options expiration	6.52

	For the six months ended
	June 30, 2011
	Number of options	Weighted Average Exercise Price
Outstanding at the beginning of the period	3,550,200	$0.15
Granted	22,700,000	0.11
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	26,250,200	$0.12
Exercisable at the end of the period	13,993,263	$0.17

	For the six months ended
	June 30, 2010
	Number of options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,550,200	$0.15
Granted	2,000,000	0.15 0.15
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	3,550,200	$0.15
Exercisable at the end of the period	2,000,198	$0.15

Note 9: Major Customers

The Company’s revenues from a customer accounted for $1,696,279 or 98% of total revenues for the six months ended June 30, 2011 and 2 customers accounted for $1,306,405 or 97% of total revenues in the six months ended June 30, 2010.

	Six months ended June 30, 2011
	Revenues	% of total revenues
Customer A	$1,696,279	98%
Other customers	42,000	2
Total Revenues	$1,738,279	100%

	Six months ended June 30, 2010
	Revenues	% of total revenues
Customer A	$1,006,411	75%
Customer B	299,994	22
Other customers	31,197	3
Total Revenues	$1,337,602	100%

Note 10: Subsequent events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On July 27, 2011, the Company entered into an indemnification agreement with Shabtai Shoval and with Yoav Krill and Gil Boosidan. Mr. Shoval is the chief executive officer of SDS Israel, the Company's operating subsidiary, Mr. Krill is the Chairman of the Company and Mr. Boosidan is the Company's Chief Executive Officer and a director.

Pursuant to the agreements, the Company agreed to indemnify each of Messrs. Shoval, Krill and Boosidan to the fullest extent permitted by law for all expenses, costs, liabilities and legal fees which such individual may incur in the discharge of his duties to the Company. Notwithstanding the foregoing, the person will not be entitled to any indemnification with respect to any claim arising directly or indirectly if, among others, (i) his acts were committed in bad faith or were the result of active and deliberate dishonesty, (ii) he gained any financial profit or other advantage to which he was not legally entitled, or (iii) payment by the Company is not permitted by applicable law.

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

On December 18, 2008, the Company and Suspect Detection Systems, Ltd., an Israeli limited company (“SDS”), executed and delivered an investment agreement (the “Investment Agreement”).  Pursuant to the Investment Agreement, at closing on January 20, 2009, SDS issued 1,218,062 ordinary shares, par value NIS 0.01 per share, to the Company, representing 51% of the issued and outstanding share capital of SDS, in consideration for (a) the sum of $1,135,000. The Company closed the investment at January 20, 2009. The Investment Agreement also provides for good faith negotiations of a second agreement (the “Second Agreement”), following the closing of the Investment Agreement, pursuant to which: (i) the Company will grant options to the shareholders of SDS to exchange their SDS ordinary shares into shares of the Company’s common stock; (ii) the Company will grant options to the holders of options to purchase SDS ordinary shares to exchange such options into options to purchase shares of the Company’s common stock; (iii) SDS will grant additional options, to Mr. Shoval and certain SDS employees or consultants, to purchase new SDS ordinary shares; and (iv) the Company will grant rights to Mr. Shoval and said SDS employees or consultants to exchange all or any part of the additional SDS options into options to purchase shares of the Company’s common stock.

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

On June 16, 2011 , SDS Inc. entered into a share purchase agreement with Isahyau (Sigi) Horowitz (“the Seller”), pursuant to which the Company will purchase from the Seller, all the shares of SDS Israel held by him on the date hereof, namely, 250,000 Ordinary Shares of SDS Israel (which represents 10.6% of the outstanding shares of common stock of SDS Israel) in consideration of $ 75,000.

On June 27, 2011, the Company entered into a Share Purchase Agreement with Shabtai Shoval (“Shoval”), a shareholder of SDS, Ltd. and its chief executive officer. Pursuant to the Agreement, Shoval will sell and transfer to the Company all shares of SDS Israel held by him on the date of the Agreement, namely, NIS 0.01 par value 750,000 ordinary shares, which constitute 31.4% of SDS Israel outstanding shares as of the date of the agreement. In consideration for the shares, the Company will pay Shoval $1,174,500 (“Purchase Price”) which shall be paid in 35 installments. Shares shall only be transferred to the Company upon (1) the payment of fifty percent (50%) of the Purchase Price plus any and all accrued and outstanding interest as of the date of payment and/or (2) the passing of five (5) years from the date of closing provided that prior to such time, payment of no less than $225,000 on the account of the purchase price shall have been made to Shoval, plus any and all accrued and outstanding interest. The Company may defer the payment of all or a portion of any of the installments (except for the first installment, which was payable on the day of the closing)  if and to the extent: (i) prior to the payment of $225,000 on the account of the aggregate purchase price to Shoval (the “Initial Threshold Amount”) the obtainable cash (cash or cash equivalents less any amounts of signed checks or any other instruments that were issued or wire transfer instructions which were executed as of the payment date of the relevant Installment) is less than the Initial Threshold Amount; or (ii) following payment of the Initial Threshold Amount, if the obtainable cash as of the payment date of the relevant Installment is less than $500,000 as of the relevant payment date.

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
At the second quarter of 2011 we increased the ownership percentage to 68.6%.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 22, 2011.  Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended June 30, 2011 compared to the three months ended June 30, 2011

Revenues

The Company generated $129,861 and $717,403 in revenues for the three (3) months ended June 30, 2011 and 2010, respectively, which represents a decrease of $587,542 or 81.82%.  The decrease in revenues has to do with revenues from 2 contracts that were supplied and recorded in the 3 months ended June 30, 2010.

The Company generated revenues from one of its four major customers in the amount of $106,169 or 82% of total revenues for the three months ended June 30, 2011.

Cost of Revenue

Cost of revenue primarily consists of purchases and royalties to the Chief Science Office in Israel due to grants that were received in the past.  Cost of revenues was $10,709 and $31,409 for the three months ended June 30, 2011 and 2010, respectively. This decrease is primarily attributable to decrease in revenues.

Total Operating Expenses

Operating expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions, communication expenses, other administrative expenses and amortization of other acquired intangible assets. During the three (3) months ended June 30, 2011 and 2010, total operating expenses were $1,645,317 and $911,022, respectively.  The increase in operating expenses results mainly from an increase in stock based compensation to $1,412,654 in the three month ended June 30, 2011 compared with $135,787 in the three month ended June 30, 2010 and the decrease in salaries and other operating activities from $775,235 in the three month ended June 30, 2010 compared with $232,663 in the three month ended June 30, 2011.

Results of Operations For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenues

The Company generated $1,738,279 and $1,337,602 in revenues for the six (6) months ended June 30, 2011 and 2010.  The increase in revenues is a result of the recognition of revenues from one big contract in the first quarter of  2011.

The Company’s revenues from 1 customer accounted for $1,696,279 or 97 % of total revenues for the six months ended June 30, 2011 and 2 customers accounted for $1,306,405 or 98% of total revenues in the six months ended June 30, 2010.

	Six months ended June 30, 2011
	Revenues	% of total revenues
Customer A	$1,696,279	98%
Other customers	42,000	2
Total Revenues	$1,738,279	100%

	Six months ended June 30, 2010
	Revenues	% of total revenues
Customer A	$1,006,411	75%
Customer B	299,994	22
Other customers	31,197	3
Total Revenues	$1,337,602	100%

Cost of Revenue

Cost of revenue primarily consists of purchases and royalties to the Chief Science Office in Israel due to grants that were received in the past.  Cost of revenues was $174,463 and $69,748 for the six months ended June 30, 2011 and 2010, respectively. This increase is primarily attributable to increase in revenues.

Total Operating Expenses

Operating expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions, communication expenses, other administrative expenses and amortization of other acquired intangible assets. During the six (6) months ended June 30, 2011 and 2010, total operating expenses were $2,494,504 and $1,668,407, respectively.  The increase in operating expenses resulted mainly from an increase in stock based compensation to $1,461,419 in the six month ended June 30, 2011 compared with $471,405 in the six month ended June 30, 2010. Salaries and other operational expenses did not change from the six month ended June 2011 to the same period in 2010.

Liquidity and Capital Resources

The Company had cash in the amount of $786,087 as of June 30, 2011 and $803,443 as of December 31, 2010.

The Company through its consolidated subsidiary SDS Ltd generated revenues in the amount of $1,738,279 for the six (6) months ended June 30, 2011, as compared to $1,337,602 for the six months ended June 30, 2010 and incurred net loss of $1,168,394 for the six month periods ending June 30, 2011 and a loss of $525,559 for the six months ended June 30, 2010.  In addition, the Company had a stockholders' equity of $1,164,336 at June 30, 2011.

As of June 30, 2011, the Company owed $307,000 to Mr. Eran Drukman, an officer of SDS – Israel.  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months.  These anticipated expenditures are for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt financing.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a net loss of $1,168,394 for the six months ended June 30, 2011. The Company had an accumulated deficit of $3,953,492.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

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

The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Convertible Note and Use of Proceeds.

On March 21, 2011, the Company issued a convertible note (the “Note”) to Investor (the “Lender”) whereby the Lender made a loan (the “Loan”) to the Company in an amount equal to $300,000 and accruing interest at a rate of 10% per annum. A similar note was issued on May 12, 2011 for an amount equal to $100,000 (together the loans are referred to as the "Loan"). The Loan and the accrued interest will be repayable in one installment on the date that is eighteen months after the date the Loan is made; provided that such date may be extended at the Company’s request by another six months. The Lender shall have the right, at any time, to convert the principal and interest outstanding under the Note into common share issued by the Company at a conversion rate of $0.07 per a common share. In addition, the Lender is entitled to (i) 500 Class C warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.12 per Common Share and (ii) 500 Class D warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.21 per Common Share.  The Class C Warrants shall be exercisable at any time from the conversion date to and excluding the first anniversary thereof and the Class D Warrants shall be exercisable at any time from the conversion date to and excluding the third anniversary thereof. There will be no restrictions on shares being registered upon exercise of the loan and the warrants will be registered under the Securities Act, or any state securities laws, and may be offered or sold in the United States upon registration or an applicable exemption from the registration requirements of the Securities Act.

As of June 30, 2011 the Company is committed to issue shares of common stock of the Company, valued at $5,000 to the Chief Executive Officer of the Company for services rendered during the six months ended June 30, 2011.

As of June 30, 2011 the Company is committed to issue 60,000 shares of common stock of the Company, to two consultants and shareholders of the Company for services rendered by the consultants during the three months ended June 30, 2011.

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
Dated: August 22, 2011
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive and Principal Financial and Accounting Officer)