Form 10-Q
period 2011-09-30
Suspect Detection Systems, Inc.
filed 2011-11-14
CIK 1391674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, 78,930,892 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUSPECT DETECTION SYSTEMS INC.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
U.S. dollars

ASSETS	September 30,	December 31,
	2011	2010
	Unaudited
Current Assets:
Cash and cash equivalents	$595,188	$803,443
Restricted cash	15,008	115,501
Accounts receivable	22,364	288,037
Inventory	68,594	188,185
Prepaid expenses and other receivables	21,131	253,864
Total current assets	722,284	1,649,030

Property and Equipment:
Computer and other equipment	60,766	56,556
Less - Accumulated depreciation	(34,878)	(25,687)
Property and equipment, net	25,888	30,869

Other Assets:
Severance pay fund	33,190	89,684
Long term deposit	5,862	7,300
Goodwill	1,333,214	1,333,214
Total other assets	1,372,266	1,430,198
Total Assets	$2,120,439	$3,110,097

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
U.S. dollars

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,
	2011	2010
	Unaudited
Current Liabilities:
Accounts payable – Trade	$17,463	$43,174
Accrued liabilities	76,301	227,228
Advances from customers	20,000	1,656,249
Deferred revenues	100,370	112,890
Due to related parties	556,663	283,257
Total current liabilities	770,817	2,322,798

Long-term liabilities:
Convertible note	455,074	-
Accrued severance pay	33,190	88,560
Total long-term liabilities	488,265	88,560

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 78,930,892 and 76,555,493 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	7,893	7,655
Additional paid-in capital	5,186,553	3,399,961
Accumulated (deficit)	(4,543,059)	(2,785,098)
	651,387	622,518
Less - Noncontrolling interest	209,970	76,221
Total stockholders' equity	861,357	698,739

Total Liabilities and Stockholders' Equity	$2,120,439	$3,110,097

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
		Restated		Restated

Revenues, net	$174,341	$259,080	$1,912,620	$1,596,682

Cost of Goods Sold	(6,944)	(72,384)	(150,092)	(142,132)

Gross Profit	167,397	186,696	1,762,528	1,454,550

Operating Expenses:

Research and development	(112,809)	(107,666)	(307,920)	(317,532)

Selling, general and administrative	(684,936)	(349,348)	(2,984,329)	(1,807,889)

Total operating expenses	(797,745)	(457,014)	(3,292,249)	(2,125,421)

Loss from Operations	(630,348)	(270,318)	(1,529,721)	(670,871)

Interest (expenses) income, net	(25,964)	(876)	(16,058)	(19,216)

Net income (loss)	(656,312)	(271,194)	(1,545,779)	(690,087)

Net loss (income) Attributable to Noncontrolling Interest	(35,431)	44,971	212,181	(61,695)

Net income (loss) attributable to Suspect Detection Systems Inc.	$(620,881)	$(226,223)	$(1,757,961)	$(751,782)

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	76,097,293	68,895,810	76,097,293	66,978,382

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars

	For the nine months ended September 30,
	2011	2010
		Restated
Operating Activities:
Net (loss)	$(1,545,779)	$(690,087)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock compensation	491,699	25,500
Common stock issued for consulting services	-	149,000
Stock options compensation	1,361,184	354,230
Stock warrants issued to a consultant	-	49,888
Interest due to the issuance of convertible note	20,074	-
Depreciation	9,191	6,058
Changes in Assets and Liabilities-
Inventory	119,591	(45,307)
Prepaid expenses and other receivables	232,733	(139,617)
Accounts payable - Trade	(25,711)	82,403
Accrued liabilities	(150,927)	70,643
Advances from customers	(1,370,576)	(234,894)
Deferred revenues	(12,520)	114,111
Due to related parties	273,426	169,539
Accrued severance pay	1,124	(38,752)
Net Cash (Used in) Operating Activities	(596,491)	(127,285)

Investing Activities:
Decrease (increase) in restricted cash	100,493	(100,000)
Additional purchase of 10% of subsidiary	(75,040)	-
Advance payment on account of subsidiary's shares	(69,445)	-
Increase in severance pay fund	-	(1,000)
Long term deposit	1,438	(2,524)
Purchases of Property and Equipment	(4,210)	(29,012)
Net Cash Provided by (Used in) Investing Activities	(46,764)	(132,536)

Financing Activities:
Issuance of convertible note	435,000	-
Issuance of common stock for cash	-	95,000
Net Cash Provided by Financing Activities	435,000	95,000

Net (decrease) in Cash	(208,255)	(164,821)
Cash and Cash Equivalents - Beginning of Period	803,443	701,931
Cash and Cash Equivalents - End of Period	$595,188	$537,110

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

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

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

On June 27, 2011 the Company entered into a Share Purchase Agreement with Shabtai Shoval (“Shoval”), a shareholder of SDS, Ltd. and its former chief executive officer. Pursuant to the Agreement, Shoval will sell and transfer, under certain conditions as described herewith, to the Company all shares of SDS Israel held by him on the date of the Agreement, namely, NIS 0.01 par value 750,000 ordinary shares, which constitute 31.4% of SDS Israel outstanding shares as of the date of the agreement. In consideration for the shares, the Company will pay Shoval $1,174,500 (“Purchase Price”) which shall be paid in 35 installments. Shares shall only be transferred to the Company upon (1) the payment of fifty percent (50%) of the Purchase Price plus any and all accrued and outstanding interest as of the date of payment and/or (2) the passing of five (5) years from the date of closing provided that prior to such time, payment of no less than $225,000 on the account of the purchase price shall have been made to Shoval, plus any and all accrued and outstanding interest. The Company may defer the payment of all or a portion of any of the installments (except for the first installment, which was payable on the day of the closing)  if and to the extent: (i) prior to the payment of $225,000 on the account of the aggregate purchase price to Shoval (the “Initial Threshold Amount”) the obtainable cash (cash or cash equivalents less any amounts of signed checks or any other instruments that were issued or wire transfer instructions which were executed as of the payment date of the relevant Installment) is less than the Initial Threshold Amount; or (ii) following payment of the Initial Threshold Amount, if the obtainable cash as of the payment date of the relevant Installment is less than $500,000 as of the relevant payment date. The Company records payments as a Minority Interest balance sheet item until such payments reach the Initial Threshold Amount, at which time the Company will have title of the percentage of shares that would have been paid for.

Note 2: Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2011, consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of our consolidated financial position as of September 30, 2011, our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.

These consolidated financial statements should be read in conjunction with consolidated financial statements and accompanying notes for the year ended December 31, 2010 included in our Annual Report for the year ended December 31, 2010 on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2011.

 Results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

 Unless otherwise noted, all references to “dollars” or “$” are to United States dollars.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

Use of Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets, liabilities and equity as of September 30, 2011, and consolidated revenues and expenses for the three and nine months ended September 30, 2011 and 2010.  Actual results could differ from those estimates made by management.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 68.6 percent owned Israeli subsidiary, SDS-Israel.   Inter-company transactions and balances, have been eliminated in consolidation.

Fair Value Measurement

The FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires that an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

 Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

 Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

 Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011
		Quoted Prices in Active
		Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$595,188	$595,188	$-	$-
Restricted Cash	15,008	15,008	-	-
Total assets at fair value	$610,196	$610,196	$-	$-

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active
		Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$803,443	$803,443	$-	$-
Restricted Cash	115,501	115,501	-	-
Total assets at fair value	$924,944	$924,944	$-	$-

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

Note 3: Going Concern

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a net loss of $1,720,018 for the nine months ended September 30, 2011 and as of September 30, 2011 the Company had an accumulated deficit of $4,543,059.  The Company’s ability to continue as a going concern is uncertain.  The revised business plan of the Company is the application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4: Restatement

The financial statements for September 30, 2010 were restated pursuant to comments received from the Securities and Exchange Commission (the "Commission") to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 and to include additional changes in presentation of certain accounts in the financial statements.

Effects on previously issued financial statements as of September30, 2010 as follows:

Statement of operations for the three months ended September 30, 2010:
Decrease in research and development expenses	$(1,026)
Increase in general and administrative expenses	123,190
Increase in interest expense, net	18,340
Increase in net loss attributable to Suspect Detection Systems Inc.	$140,504
Statement of operations for the nine months ended September 30, 2010:
Decrease in research and development expenses	$(1,021)
Increase in general and administrative expenses	462,313
Increase in net loss attributable to Suspect Detection Systems Inc.	$461,292

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

Statement of Operations for the nine months ended September 30, 2010

	Previously
	reported	Net Change		Restated

Revenues, net	$1,596,682			$1,596,682
Cost of Goods Sold	142,132			142,132
Gross Profit	1,454,550			1,454,550
Expenses:
Research and development	318,553	(1,021)	j	317,532
Selling, general and administrative	1,345,576	462,313	a,b,c,d, e,f,g,h,i,j	1,807,889
Total operating expenses	1,664,129			2,125,421

Loss from Operations	(209,579)			(670,871)
Interest expense	(19,216)			(19,216)
Net (loss)	(228,795)			(690,087)
Net (loss) Attributable to Noncontrolling Interest	(61,695)			(61,695)
Net (loss) attributable to Suspect Detection Systems Inc.	$(290,490)			$(751,782)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	73,676,117	(6,697,735)	k	66,978,382

(a) Correction of error of $24,750 originally included in selling, general and administrative for consultants fees which should have not been expensed

(b) Correction of error in calculation of the severance pay fund in the amount of $1,000.

(c) Correction of error of $26,405 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(d) Reclassification of $8,644 from other accounts payables to due to related parties and correction of error of $39,374 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(e) Correction of error of $18,750 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $24,411 originally not included selling, general and administrative for the compensation of the chief executive officer.

(f) Correction of error of $24,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2009 and $18,000 originally not included in selling, general and administrative for consultants fees which should have been expensed in fiscal year 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

(i) Correction of error involving of fair value of 450,000 warrants that were granted to a consultant of the Company in the amount of $49,888. The warrants are execrable at $0.15 per share and no later than two years from the grant date.

(j) Reclassification of certain expenses in the amount of $1,021 from research and developments costs to selling, general and administrative expenses.

(k) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding.

Statement of Operations for the three months ended September 30, 2010

	Previously
	reported	Net Change		Restated
Revenues, net	$259,080			$259,080
Cost of Goods Sold	72,384			72,384
Gross Profit	186,696			186,696
Expenses:
Research and development	108,692	(1,026)	h	107,666
Selling, general and administrative	226,158	123,190	a,b,c, d,e,f,g,h,	349,348
Total operating expenses	334,859			457,014
(Loss) from Operations	(148,154)			(270,318)
Interest expense	(19,216)	(18,340)	h	(876)
Net (loss)	(167,370)			(271,194)
Net (loss) Attributable to Noncontrolling Interest	(44,971)			(44,971)
Net (loss) attributable to Suspect Detection Systems Inc.	$(85,080)			$(226,223)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)			$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	74,055,493	(5,159,683)	i	68,895,810

(a) Correction of error of $24,750 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(b) Correction of error of $6,000 originally included in selling, general and administrative for officer’s compensation which should have not been expensed.

(c) Correction of error of $8,466 originally not included in selling, general and administrative for general charges from SDS Israel, which should have been expensed.

(d) Correction of error of $6,250 originally not included selling, general and administrative for directorship fees of the Chairman of the Board, and $8,137 originally not included selling, general and administrative for the compensation of the chief executive officer

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

(e) Correction of error of $18,000 originally not included in selling, general and administrative for consultants fees which should have been expensed.

(f) Correction of error involving of amortized fair value of 2,000,000 options that were granted to the chairman of the Board and a member of the advisory board in the amount of $20,845

(g) Correction of error involving of amortized fair value of 1,550,200 options that were granted to nine agents of SDS-Israel in the amount of $31,081. The options are vested within one year of the grant date and they are execrable at $0.15 per share and no later than three years from the grant date.

(h) Reclassification of certain expenses in the amount of $1,026 from research and developments costs to selling, general and administrative expenses.

(i) Correction of error involving the calculation of the basic and diluted weighted average number of Common Shares outstanding

Statement of Cash Flows for the nine months ended September 30, 2010

	Previously reported	Net Change	Restated

Operating Activities:
Net (loss)	$(228,795)	$(461,292)	$(690,087)
Adjustments to reconcile net (loss) to net cash
Common stock compensation	167,000	7,500	174,500
Stock options compensation	55,221	299,009	354,230
Stock warrants issued to a consultant	-	49,888	49,888
Depreciation	6,058	-	6,058
Changes in Assets and Liabilities-
Accounts receivable
Inventory	(45,307)	-	(45,307)
Prepaid expenses and other receivables	(165,160)	25,543	(139,617)
Accounts payable – Trade	80,703	1,700	82,403
Accrued liabilities	81,070	(10,427)	70,643
Advances from customers, net	(212,530)	(22,364)	(234,894)
Deferred revenues	114,111	-	114,111
Due to related parties	-	169,539	169,539
Accrued severance pay	(2,176)	36,576	(38,752)

Net Cash (Used in) Operating Activities	(149,805)	22,520	(127,285)

Investing Activities:
Increase in restricted cash	-	(100,000)	(100,000)
Prepaid expenses, non-current	-	(2, 524)	(2, 524)
Increase in severance pay fund	(36,576)	35,576	(1,000)
Purchases of Property and Equipment	(29,012)	-	(29,012)

Net Cash Used in Investing Activities	(65,588)	(66,948)	(132,536)

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

Financing Activities:
Issuance of common stock for cash	95,000	-	95,000
Due to related party	55,572	(55,572)	-
Net Cash Provided by Financing Activities	150,572	(55,572)	95,000

Net Increase Decrease in Cash	(64,821)	-	(164,821)
Cash and Cash Equivalents - Beginning of Period	717,758		701,931
Cash and Cash Equivalents - End of Period	$652,937	(15,827)	$537,110
Cash and Cash Equivalents - End of Period:
Cash in bank	$701,931		$701,931
Restricted cash	15,827	(15,827)	-
Total	$717,758		$701,931
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

Note 5 Related parties

As of September 30, 2011 and December 31, 2010 the Company has unpaid sales commissions to a director in SDS Israel in the amounts of $259,708 and $153,448, respectively.

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

The Options vests as follows: 4,666,660 shares were vested upon execution of the Amended Agreement and the balance of 5,833,340 shares shall vest in equal monthly amounts of 291,667 shares during each and every calendar month during the twenty month period commencing on July 1, 2011. The price of the Company's share at date of grant of shares and options was $0.10, the exercise price of the options $0.10 and the expiration date 10 years from grant.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

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

The Options vests as follows: 2,666,680 shares vested upon the execution of his Amended Employment Agreement and the balance of 3,333,320 shares shall vest in equal monthly amounts of 166,667 shares during each and every calendar month during the twenty month period commencing on July 1, 2011. The price of the Company's share at date of grant of shares and options was $0.10, the exercise price of the options $0.10 and the expiration date 10 years from grant.

On June 1, 2011 SDS Inc signed a consulting agreement with Mr. Daniel Krill, the son of Mr. Yoav Krill, chairman of the board of director. In consideration for services Mr. Daniel Krill was granted 400,000 shares valued at $32,000 and 200,000 stock options valued at $15,032. 5,555 options shall vest each calendar month commencing the date of the execution of the consulting Agreement. The price of the Company's share at date of grant of shares and options was $0.08, the exercise price of the options $0.10 and the expiration date 10 years from grant.

On June 27, 2011 the Company entered into a Share Purchase Agreement with Shabtai Shoval (“Shoval”), a shareholder of SDS, Ltd. and its former chief executive officer. Pursuant to the Agreement, Shoval will sell and transfer, under certain conditions as described herewith, to the Company all shares of SDS Israel held by him on the date of the Agreement, namely, NIS 0.01 par value 750,000 ordinary shares, which constitute 31.4% of SDS Israel outstanding shares as of the date of the agreement. For further details see note 1.

Note 6 Convertible Note

On March 21, 2011, the Company issued a convertible note (the “Note”) to Investor (the “Lender”) whereby the Lender made a loan to the Company in an amount equal to $300,000 and accruing interest at a rate of 10% per annum.  Similar notes were issued on May 12, 2011 and August 3, 2011 for an amount equal to $100,000 and $35,000, respectively, (together the loans are referred to as the "loan"). The Loan and the accrued interest will be repayable in one installment on the date that is eighteen months after the date the Loan is made; provided that such date may be extended at the Company’s request by another six months. The Lender shall have the right, at any time, to convert the principal and interest outstanding under the Note into common share issued by the Company at a conversion rate of $0.07 per a common share. In addition, the Lender is entitled to (i) 500 Class C warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.12 per Common Share and (ii) 500 Class D warrants to purchase an additional 500 Common Shares for each 1000 Common Shares converted at exercise price of $0.21 per Common Share.  The Class C Warrants shall be exercisable at any time from the conversion date to and excluding the first anniversary thereof and the Class D Warrants shall be exercisable at any time from the conversion date to and excluding the third anniversary thereof. There will be no restrictions on shares being registered upon exercise of the loan and the warrants will be registered under the Securities Act, or any state securities laws, and may be offered or sold in the United States upon registration or an applicable exemption from the registration requirements of the Securities Act.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

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

Note 7 Stock warrants

A summary of the warrants granted is as follows:

	For the nine months ended
	September 30, 2011
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	17,170,007	$0.30
Forfeited	(12,740,005)	0.31
Outstanding and exercisable at the end of the period	4,430,002	$0.29

	For the nine months ended
	September 30, 2010
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	16,019,667	$0.32
Granted	2,130,000	0.28
Forfeited	(1,713,334)	0.25
Outstanding and exercisable at the end of the period	16,436,333	$0.32

Note 8 Stock options

On December 30, 2009, the Company approved 2009 Global Stock Incentive Plan (the “stock option plan”), under which 35,000,000 shares of common stock are authorized for issuance. As of September 30, 2011 26,650,200 stock options were granted under the Stock Option Plan.

The Company accounts for stock based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2011 grants:

Annual dividends of	$0.00
expected volatility of	151.62%
risk-free interest rate of	1.88%
expected average options expiration	6.50

	For the nine months ended
	September 30, 2011
	Number of options	Weighted Average Exercise Price
Outstanding at the beginning of the period	3,550,200	$0.15
Granted	23,100,000	0.11
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	26,650,200	$0.12

Exercisable at the end of the period	15,808,539	$0.12

On April 18, 2011 the Company granted 5,300,000 stock options under the Company's Global stock incentive plan to 4 employees of Suspect Detection Systems Ltd. Each option exercisable into one share of Common Stock of the Company at the exercise price of $0.15 per share. A total of 3,750,000 stock options were vested at the date of grant, additional 1,550,000 stock options shall vest in equal quarterly amounts over two years. The options will terminate ten years from the date of grant.

On June 21, 2011 the Company granted 6,000,000 stock options under the Company's Global stock incentive plan to Mr. Gil Boosidan, the Chief Executive Officer of Suspect  Detection Systems Inc. Each option exercisable into one share of Common Stock of the Company at the exercise price of $0.10 per share. A total of 2,666,680 stock options were vested at the date of grant, additional 3,333,320 stock options shall vest in equal monthly amounts of 166,666 stock options during the twenty (20) months period commencing July 1, 2011. The options shall terminate ten years from the date of grant.

On June 21, 2011 the Company granted 10,500,000 stock options under the Company's Global stock incentive plan to Mr. Yoav Krill, the Chairman of the Board of Directors of the Company. Each option exercisable into one share of Common Stock of the Company, at the exercise price of $0.10 per Share. A total of 4,666,660 stock options were vested at the date of the grant, additional 5,833,340 stock options shall vest in equal monthly amounts of 291,667 stock options during the twenty (20) months period commencing July 1, 2011. The options shall terminate ten years from the date of grant.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

On June 1, 2011 the Company granted 200,000 stock options under the Company's Global stock incentive plan to Mr. Daniel Krill, the son of the Chairman of the Board of Directors of the Company. Each option is exercisable into one share of Common Stock of the Company at the exercise price of $0.10 per share. The options shall vest in equal monthly amounts of 5,555 stock options during the thirty six (36) months period commencing June 1, 2011. The options shall terminate ten years from the date of grant.

On June 15, 2011 the Company granted 700,000 stock options under the Company's Global stock incentive plan to Mr. Isahyau (Sigi) Horowitz, a member of the Board of Directors of the Company. Each option is exercisable into one share of common stock of the Company at the exercise price of US$ 0.1 per Share. The options shall vest in equal monthly amounts of 29,167 stock options during the twenty four (24) months period commencing June 16, 2011. The options shall terminate ten years from the date of grant.

On September 1, 2011 the Company granted 400,000 stock options under the Company's Global stock incentive plan to Mr. Alfred McNeil, a Member of the Advisory Board of the Company. Each option exercisable into one share of Common Stock of the Company at the exercise price of $0.10 per Share. A total of 200,000 stock options were vested at the date of grant, additional 200,000 stock options shall vest in equal monthly amounts of 11,111 stock options during the eighteen (18) months period commencing September 1, 2011. The options shall terminate ten years from the date of grant.

	For the nine months ended
	September 30, 2010
	Number of options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,550,200	$0.15
Granted	2,000,000	0.15 0.15
Exercised	-	-
Forfeited	-	-
Outstanding at the end of the period	3,550,200	$0.15

Exercisable at the end of the period	2,425,197	$0.15

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

Note 9   Major Customers

The Company’s revenues from a customer accounted for $1,649,303 or 86% of total revenues for the nine months ended September 30, 2011 and 3 customers accounted for $1,596,682 or 96% of total revenues in the nine months ended September 30, 2010.

	Nine months ended September 30, 2011
	Revenues	% of total revenues	Accounts Receivable
Customer A	$1,649,303	86%	-
Customer B	88,329	5	-
Other customers	174,988	9	22,364
Total Revenues	$1,912,620	100%	22,364

	Nine months ended September 30, 2010
	Revenues	% of total revenues	Accounts Receivable
Customer A	$1,052,134	66%
Customer B	313,624	20
Customer C	163,375	10
Other customers	67,549	4	21,731
Total Revenues	$1,596,682	100%	21,731

Note 10: Subsequent events

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

On October 24, 2011 the Company entered into a non-binding letter of intent (“LOI”) with DVTel, Inc., a Delaware corporation (“DVTel”). If the parties sign a definitive merger agreement incorporating the terms of the LOI and the parties consummate the transactions contemplated by the LOI, a newly-formed wholly-owned subsidiary of the Company will merge with and into DVTel (the “Merger”) with DVTel surviving the Merger as a wholly-owned subsidiary of the Company.

If the transaction contemplated by the LOI is consummated, all currently outstanding shares, options, warrants and other rights to receive shares of the Company will equal 15% of the fully diluted capital stock of the Company post-Merger and the existing security holders of DVTel will have 85% (or such higher percentage reasonably acceptable to DVTel if the Company’s outstanding debt is not converted into equity prior to the execution of the merger agreement). Said percentages are prior to the future security issuances to investors making an investment in the Company, on terms acceptable to DVTel, of not less than $5,000,000; this proposed financing is one of the conditions to closing of the Merger. Some of the other conditions to closing include the Company acquiring the balance of the shares it owns in Suspect Detection Services Ltd., its Israeli subsidiary, the stockholders of the Company approving a reverse split and/or increase in the authorized share capital of the Company, unless the exchange ratio above is adjusted, the holders of the Company's convertible debt converting to equity (prior to the execution of the merger agreement), key employees of the Company being subject to employment agreements acceptable to DVTel and, if required by DVTel, the receipt of a fairness opinion.  If the Merger closes, designees of DVTel will be appointed as members of the board and management of the Company.

SUSPECT DECTECTION SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 and 2010

The Company has agreed in the LOI to use its commercially reasonable efforts to file a definitive proxy statement within 30 days of the date of the LOI to approve a reverse stock split and/or increase its share capital necessary to effectuate the Merger and related transactions contemplated by the LOI.

Pursuant to the LOI, the Company agreed for a period of 120 days or the earlier written notice from DVTel that it no longer desires to pursue the Merger not to, directly or indirectly, solicit, negotiate with or discuss any proposal to acquire the business, assets or stock of the Company, to issue any equity or debt securities of the Company, to provide non-public information regarding any acquisition proposal, or to enter into any agreement or understanding to abandon, terminate or fail to consummate the Merger with DVTel. The Company is required to immediately notify DVTel regarding any such interests or proposals from third parties.

In the event that an agreement between the parties is not entered into prior to February 27, 2012, the LOI will terminate unless extended by the parties.

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

Plan of Operation

Through our 68.6% owned subsidiary, Suspect Detection Systems, Ltd., an Israeli company ("SDS"), we specialize in the development and application of proprietary technologies for law enforcement and border control, including counter terrorism efforts, immigration control and drug enforcement, as well as human resource management, asset management and the transportation sector.  SDS completed the development of its “Cogito” line of products in 2007, which are based on proprietary software and use commercially available hardware to identify individuals that pose security threats, whether or not they are carrying a weapon on their person or in their belongings.  Cogito systems are comprised of a front-end test station and a back office, where multiple-station and multiple-site data is stored, managed and distributed.  The front-end test station serves as the point of contact with the individual being examined.  The back-office is designed to manage and control the test stations at a given site and it stores all test histories and traveler profiles and interfaces with external systems and databases.  A provisional patent application has been issued for the Cogito line of products in the United. SDS is also engaged in the development of behavior based screening technologies for the checkpoint screening market.

As reported on the Current Report on Form 8-K dated October 24, 2011 the Company entered into a non-binding letter of intent (“LOI”) with DVTel, Inc., a Delaware corporation (“DVTel”). If the parties sign a definitive merger agreement incorporating the terms of the LOI and the parties consummate the transactions contemplated by the LOI, a newly-formed wholly-owned subsidiary of the Company will merge with and into DVTel (the “Merger”) with DVTel surviving the Merger as a wholly-owned subsidiary of the Company.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 22, 2011.  Results for interim periods may not be indicative of results for the full year.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2011

Revenues

The Company generated $174,341 and $259,080 in revenues for the three (3) months ended September 30, 2011 and 2010, respectively, which represents a decrease of $84,739 or 32.71%.  The decrease is due to delays in orders expected.

The Company generated revenues from one of its four major customers in the amount of $88,329 or 51% of total revenues for the three months ended September 30, 2011.

Dependence on major customers

A significant portion of SDS’s revenue in the nine months ended September 30 ,2011 was derived from sales of the system and services provided to a customer and a significant portion of SDS’s revenue in 2010 was derived from sales of the system and services provided to four customers.  Since the bulk of the Company’s revenues are generated by initial sales of its systems, as opposed ongoing support services, the loss of this customer may have a material adverse impact on the business of SDS.

Cost of Revenue

Cost of revenue primarily consists of purchases and royalties to the Chief Science Office in Israel due to grants that were received in the past.  Cost of revenues was $6,944 and $72,384 for the three months ended September 30, 2011 and 2010, respectively. This decrease is primarily attributable to decrease in revenues and decrease in royalties payable to the Israeli Government - Office of Chief Scientist.

Total Operating Expenses

Operating expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions, communication expenses, other administrative expenses and amortization of other acquired intangible assets. During the three (3) months ended September 30, 2011 and 2010, total operating expenses were $797,745 and $457,014, respectively.  The increase in operating expenses results mainly from an increase in stock based compensation to $391,464 in the three month ended September 30, 2011 compared with $55,325 in the three month ended September 30, 2010.

Results of Operations For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues

The Company generated $1,912,620 and $1,596,682 in revenues for the nine (9) months ended September 30, 2011 and 2010.  The increase in revenues is a result of the recognition of revenues from one large contract in the first quarter of 2011, the revenues recognized from the contract were $1,649,303.
The Company’s revenues from 1 customer accounted for $1,649,303 or 86% of total revenues for the nine months ended September 30, 2011 and 3 customers accounted for $1,529,133 or 96% of total revenues in the nine months ended September 30, 2010.

	Nine months ended September 30, 2011
	Revenues	% of total revenues	Accounts Receivable
Customer A	$1,649,303	86%	-
Customer B	88,329	5	-
Other customers	174,988	9	22,364
Total Revenues	$1,912,620	100%	22,364

	Nine months ended September 30, 2010
	Revenues	% of total revenues	Accounts Receivable
Customer A	$1,052,134	66%	-
Customer B	313,624	20	-
Customer C	163,375	10	-
Other customers	67,549	4	21,731
Total Revenues	$1,596,682	100%	21,731

Cost of Revenue

Cost of revenue primarily consists of purchases and royalties to the Chief Science Office in Israel due to grants that were received in the past.  Cost of revenues was $150,092 and $142,132 for the nine months ended September 30, 2011 and 2010, respectively.

Total Operating Expenses

Operating expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions, communication expenses, other administrative expenses and amortization of other acquired intangible assets. During the nine (9) months ended September 30, 2011 and 2010, total operating expenses were $3,292,249 and $2,125,421, respectively.  The increase in operating expenses resulted mainly from an increase in stock based compensation to $1,852,883 in the nine month ended September 30, 2011 compared with $578,618 in the nine month ended September 30, 2010. Salaries and other operational expenses did not change significantly from the nine month ended September 2011 to the same period in 2010.

Liquidity and Capital Resources

The Company had cash in the amount of $595,188 as of September 30, 2011 and $803,443 as of December 31, 2010.
In addition, the Company had a stockholders' equity of $861,357 at September 30, 2011.

As of September 30, 2011, the Company owed $259,708 for sales commissions, to Mr. Eran Drukman, an officer of SDS – Israel.  ..

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need approximately $1,000,000 for operations for the next 12 months.  These anticipated expenditures are for manufacturing, research and development, marketing, sales channel development, general and administrative expenses and debt financing.

Going Concern Consideration

The Company’s current activities include sales of its products, marketing, capital formation, research and development, and building infrastructure.  The Company has incurred a net loss of $1,757,961 for the nine months ended September 30, 2011. The Company had an accumulated deficit of $4,543,059.  The Company’s ability to continue as a going concern is uncertain.

While management of the Company believes that the Company will be successful in its current and planned operating activities, there can be no assurance that the Company will be successful in the achievement of sales of its products that will generate sufficient revenues to earn a profit and sustain the operations of the Company

The Company has not established sufficient sources of revenues to cover its operating costs and expenses.  As such, it has incurred significant operating losses since inception.  Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Removed and Reserved.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Principal Executive and Financial and Accounting Officer (attached hereto)

32.1	Section 1350 Certification of Principal Executive and Financial and Accounting Officer (attached hereto)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSPECT DETECTION SYSTEMS, INC.
Dated: November 14, 2011
	By:	/s/ Gil Boosidan
Name: Gil Boosidan
Title : Chief Executive Officer and Director (Principal Executive and Financial and Accounting Officer)